Form 10-Q
period 1994-06-30
SENIOR INCOME FUND L P
filed 1994-08-15
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One) X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994


	OR


                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-9921


                            SENIOR INCOME FUND L.P.
             (Exact name of registrant as specified in its charter)


        Delaware                                             13-3392077
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


3 World Financial Center, 29th Floor, New York, NY                10285
(Address of principal executive offices)                       (Zip Code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No




                           CONSOLIDATED BALANCE SHEETS



                                                 June 30,       December 31,
Assets                                              1994               1993

Real estate:
     Land                                 $    4,824,699   $      4,824,699
     Buildings and improvements               37,837,559         38,308,877
                                              ----------         ----------
                                              42,662,258         43,133,576
Less- accumulated depreciation               (12,778,483)       (11,875,602)
                                              ----------         ----------
                                              29,883,775         31,257,974
Cash and cash equivalents                      2,475,254          2,058,534
Prepaid expenses                                  84,602            148,958
                                              ----------         ----------
     Total Assets                         $   32,443,631   $     33,465,466
                                              ==========         ==========

Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses     $     183,794   $        148,603
Deferred rent payable                         1,077,681          1,054,983
Due to affiliates                               207,535            206,699
Security deposits payable                       147,775            144,775
Distributions payable                           365,720            365,720
                                              ---------          ---------
      Total Liabilities                       1,982,505          1,920,780

Partners' Capital (Deficit):
  General Partner                               (21,992)           (14,678)
  Limited Partners                           30,483,118         31,559,364
                                             ----------         ----------
      Total Partners' Capital                30,461,126         31,544,686

      Total Liabilities and Partners'        ----------         ----------
      Capital                             $  32,443,631  $      33,465,466
                                             ==========         ==========




                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three months ended           Six months ended
                                  June 30,                    June 30,
                             1994          1993          1994          1993
Income

Rental                  $  2,584,875  $  2,337,912  $  5,085,745  $  4,630,497
Interest                      13,621         8,353        29,318        15,663
                           ---------     ---------     ---------     ---------
     Total                 2,598,496     2,346,265     5,115,063     4,646,160

Expenses

Payroll                      757,331       664,932     1,458,039     1,331,496
Depreciation                 451,837       450,302       902,881       900,919
Rent and utilities           405,380       373,836       815,578       778,599
General and administrative   317,225       264,281       661,428       547,615
Supplies                     255,777       242,459       499,472       486,279
Repairs and maintenance      106,176       171,571       224,943       309,707
Real estate taxes             98,250       111,957       198,000       223,914
Travel and entertainment       7,341         6,786        12,635        15,540
Earthquake repairs                 0             0       694,207             0
                           ---------     ---------     ---------     ---------
     Total Expenses        2,399,317     2,286,124     5,467,183     4,594,069
                           ---------     ---------     ---------     ---------
     Net Income (Loss)  $    199,179  $     60,141  $   (352,120)  $    52,091
                             =======        ======       =======        ======
Net Income (Loss)
Allocated:

To the General Partner  $          0  $      3,658  $          0   $     7,315
To the Limited Partners      199,179        56,483      (352,120)       44,776
                             -------        ------       -------        ------
                        $    199,179  $     60,141  $   (352,120)  $    52,091
                             =======        ======       =======        ======

Per limited partnership
unit (4,827,500 outstanding)    $.04          $.01         $(.07)         $.01






                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 1994

                                        General         Limited          Total
                                      Partner's        Partners'      Partners'
                                        Deficit         Capital        Capital

Balance at January 1, 1994           $  (14,678)  $  31,559,364  $  31,544,686
Net loss                                      0        (352,120)      (352,120)
Distributions                            (7,314)       (724,126)      (731,440)
                                         ------      ----------     ----------
Balance at June 30, 1994             $  (21,992)  $  30,483,118  $  30,461,126
                                         ======      ==========     ==========




                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:                     1994           1993

Net income (loss)                              $      (352,120)   $    52,091
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation                                        902,881        900,919
   Provision for earthquake repairs                    694,207              0
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Prepaid expenses                                64,356         15,494
        Accounts payable and accrued expenses           35,191        (18,504)
        Deferred rent payable                           22,698         22,698
        Due to affiliates                                  836        (17,084)
        Security deposits payable                        3,000          5,050
                                                     ---------        -------
Net cash provided by operating activities            1,371,049        960,664
                                                     ---------        -------
Cash Flows from Investing Activities:

   Buildings and improvements                         (222,889)       (10,827)
                                                       -------         ------
Net cash used for investing activities                (222,889)       (10,827)
                                                       -------         ------
Cash Flows from Financing Activities:

   Distributions paid to partners                     (731,440)      (365,720)
                                                       -------        -------
Net cash used for financing activities                (731,440)      (365,720)
                                                       -------        -------
Net increase in cash and cash equivalents              416,720        584,117

Cash and cash equivalents at beginning of period     2,058,534        929,375
                                                     ---------      ---------
Cash and cash equivalents at end of period       $   2,475,254   $  1,513,492
                                                     =========      =========





                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital, and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred or material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

As reported on the 1993 Form 10-K, an earthquake struck the greater Los Angeles area on January 17, 1994, causing damages at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement cost of the property, as determined by independent appraisal. The General Partner has engaged an independent appraiser to determine the replacement cost and is currently awaiting completion of the appraisal, at which time, the exact amount of the deductibles will be computed by the insurance company. Payment of the deductibles which are estimated at $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, will be funded from Partnership cash reserves. The General Partner has engaged a structural and seismic engineer to determine the cost to repair the damages at both of the Properties and to provide reinforcement against future earthquakes. Currently, the cost to repair Ocean House is estimated to be $8 13,000 and the cost to repair Prell Gardens is estimated to be $194,000, before application of available insurance deductibles, when determined.

The building basis costs of Ocean House and Prell Gardens have been reduced by $366,050 and $153,097, respectively, which represent repair costs not yet expended, net of the estimated deductibles. As these costs are incurred, the buildings will be brought back to their original basis.

Based on the recently completed engineering reports, costs to retrofit the buildings for protection against future earthquakes is estimated to be approximately $270,000 and $48,000 for Ocean House and Prell Gardens, respectively. The General Partner is currently studying the reports and their related costs, which, appropriately, are not included as a component of the earthquake repair expenses, and will determine if such an upgrade of the buildings is feasible.

Following the earthquake, both Properties experienced increases in tenant occupancy due to the availability of vacant units which were rented to displaced parties and therefore, rental income was not adversely affected.



Part I, item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
At June 30, 1994, the Partnership had cash and cash equivalents of $2,475,254 compared with $2,058,534 at December 31, 1993. The increase is primarily attributable to net cash from operations exceeding capital improvement costs and cash distributions.

As reported on the 1993 Form 10-K, an earthquake struck the greater Los Angeles area on January 17, 1994, causing damages at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement cost of the property, as determined by independent appraisal. The General Partner has engaged an independent appraiser to determine the replacement cost and is currently awaiting completion of the appraisal, at which time the exact amount of the deductibles will be computed by the insurance company. Payment of the deductibles, which are estimated at $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, will be funded from Partnership cash reserves. The General Partner has engaged a structural and seismic engineer to determine the cost to repair both of the Properties and to provide reinforcement against future earthquakes. Currently, the cost to repair Ocean House is estimated to be $813,000 and the cost to repair Prell Gardens is estimated to be $194,000, before application of available insurance deductibles, when determined.

The building basis costs of Ocean House and Prell Gardens have been reduced by $366,050 and $153,097, respectively, which represent repair costs not yet expended, net of the estimated deductibles. As these costs are incurred, the buildings will be brought back to their original basis.

Based on the recently completed engineering reports, costs to retrofit the buildings for protection against future earthquakes are estimated to be approximately $270,000 and $48,000 for Ocean House and Prell Gardens, respectively. The General Partner is currently studying the reports and their related costs, which, appropriately, are not included as a component of the earthquake repair expenses, and will determine if such an upgrade of the buildings is feasible.

The Partnership's earthquake insurance policy covering all four properties expired August 5, 1994. The current insurance carrier renewed coverage on only two properties: Nohl Ranch and Pacific Inn. After an extensive search, the Partnership secured coverage for Ocean House and Prell Gardens from an alternate insurance carrier. However, given the location of these properties and the extent of the earthquake damage they recently sustained, the premium for insuring both Ocean House and Prell Gardens increased from approximately $17,000 per annum to approximately $180,000 per annum. Once these properties have been repaired and reinforced against future earthquakes, there is a possibility that the insurance premium will be adjusted accordingly.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended June 30, 1994 which is expected to be paid to investors on or about August 15, 1994. The General Partner anticipates that the Partnership's net cash flow will be sufficient to maintain this distribution level throughout 1994, however, the amount and timing of distributions will be reviewed on a quarterly basis.

Results of Operations
- - ---------------------
Partnership operations for the three and six months ended June 30, 1994 resulted in net income of $199,179 and a net loss of $352,120, respectively, compared with net income of $60,141 and $52,091 for the corresponding periods in 1993. In comparing the six month periods, the change from net income in 1993 to net loss in 1994 can be attributed primarily to the costs associated with the earthquake, discussed above, offset partially by an increase in rental income. The increase in net income for the three month period ended June 30, 1994 is primarily due to an increase in rental income.

Rental income for the three and six months ended June 30, 1994 was $2,584,875 and $5,085,745, compared to $2,337,912 and $4,630,497 for the corresponding periods in 1993. The increase is a result of higher rental income at all four properties due to improved average occupancy in 1994, and increased income from the assisted living programs at Ocean House and Nohl Ranch. Interest income for the three and six month periods ended June 30, 1994 was $13,621 and $29,318, compared with $8,353 and $15,663 for the corresponding periods in 1993. The increase is due to higher average cash balances held in 1994.

Total expenses for the three and six months ended June 30, 1994 were $2,399,317 and $5,467,183, compared with $2,286,124 and $4,594,069 for the corresponding periods in 1993. The increase for the six month period is primarily due to earthquake repairs expense of $694,207 recorded in the first quarter of 1994. The actual costs incurred through June 30, 1994 were $133,950 at Ocean House and $41,110 at Prell Gardens. General and administrative expenses for the three and six months ended June 30, 1994 were $317,225 and $661,428 compared with $264,281 and $547,615 for the corresponding periods in 1993. The increase is primarily a result of the payment of property manager performance incentive fees at all four properties. Under the new management agreement, property manager performance incentive fees are payable on a monthly basis, compared to the prior management agreement where fees were payable in arrears on an annual basis. Repairs and maintenance expense for the three and six mont hs ended June 30, 1994 was $106,176 and $224,943, compared with $171,571 and $309,707 for the corresponding periods in 1993. The decrease is primarily attributable to a lower equipment rental expense at Ocean House and a decrease in expenditures for routine property upgrades.

Average occupancy levels at the Partnership's properties for the three and six months ended June 30, 1994, and 1993, are presented below. Improvements in average occupancies reflect the implementation of aggressive marketing initiatives at the Ocean House and Prell Gardens properties, as well as the renting of vacant units to individuals displaced by the January earthquake.


                      Three Months Ended June 30      Six Months Ended June 30
                            1994        1993              1994         1993

Ocean House                 96%          91%               95%          90%
Pacific Inn                 93%          90%               93%          92%
Prell Gardens               97%          92%               96%          98%
Nohl Ranch Inn              80%          73%               79%          76%

Average Occupancy           92%          87%               91%          89%






                           PART II OTHER INFORMATION


Items 1-4       Not Applicable

Item 5          Other information.

                Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6          Exhibits and Reports on Form 8-K.

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SENIOR INCOME FUND L.P.

                                   BY:  SENIOR INCOME FUND INC.
                                        General Partner




Date:  August 12, 1994 BY:             "/s/ Moshe Braver"
                                   -------------------------
                                   Name: Moshe Braver
                                   Title:President, Director and
                                         Chief Operating Officer



Date:  August 12, 1994 BY:             "/s/ Sean Donahue"
                                   -------------------------
                                   Name: Sean Donahue
                                   Title:Vice President and
                                         Chief Financial Officer