Form 10-Q
period 1994-09-30
SENIOR INCOME FUND L P
filed 1994-11-14
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q



(Mark One) X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	September 30, 1994


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

Consolidated Balance Sheets


                                       September 30,            December 31,
Assets                                         1994                    1993
Real estate:
     Land                               $ 4,824,699             $ 4,824,699
     Buildings and improvements          37,846,509              38,308,877
                                        -----------             -----------
                                         42,671,208              43,133,576
Less- accumulated depreciation          (13,230,723)            (11,875,602)
                                        -----------             -----------
                                         29,440,485              31,257,974
Cash and cash equivalents                 2,995,206               2,058,534
Prepaid expenses                            247,599                 148,958
                                        -----------             -----------
     Total Assets                       $32,683,290             $33,465,466

                                        ===========             ===========

Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses   $   276,117             $   148,603
Deferred rent payable                     1,089,029               1,054,983
Due to affiliates                           211,986                 206,699
Security deposits payable                   150,525                 144,775
Distributions payable                       365,720                 365,720
                                         ----------              ----------
     Total Liabilities                    2,093,377               1,920,780

Partners' Capital (Deficit):
  General Partner                           (24,225)                (14,678)
  Limited Partners                       30,614,138              31,559,364
                                         ----------              ----------
     Total Partners' Capital             30,589,913              31,544,686

     Total Liabilities and Partners'     ----------              ----------
     Capital                            $32,683,290             $33,465,466
                                         ==========              ==========

Consolidated Statements of Operations

                                  Three months ended       Nine months ended
                                     September 30,           September 30,
Income                             1994         1993        1994        1993
Rental                       $2,648,928   $2,425,962  $7,734,673  $7,056,459
Interest                         21,835        9,647      51,153      25,310
Other                           251,440      119,197     251,440     119,197
                              ---------    ---------   ---------   ---------
  Total                       2,922,203    2,554,806   8,037,266   7,200,966
                              =========    =========   =========   =========
Expenses

Payroll                         720,540      665,494   2,178,579   1,996,990
Depreciation                    452,240      450,828   1,355,121   1,351,747
Rent and utilities              403,435      391,896   1,219,013   1,170,495
General and administrative      370,993      307,371   1,032,421     854,986
Supplies                        263,041      251,692     762,513     737,971
Repairs and maintenance          99,729      118,216     324,672     427,923
Real estate taxes               103,077      111,957     301,077     335,871
Travel and entertainment         14,642        7,873      27,277      23,413
Earthquake repairs                    -            -     694,207           -
                              ---------    ---------   ---------   ---------
  Total Expenses              2,427,697    2,305,327   7,894,880   6,899,396
                              ---------    ---------   ---------   ---------
    Net Income               $  494,506   $  249,479  $  142,386  $  301,570
                              =========    =========   =========   =========
Net Income Allocated:

To the General Partner       $    1,424   $    3,657  $    1,424  $   10,972
To the Limited Partners         493,082      245,822     140,962     290,598
                              ---------    ---------   ---------   ---------
                             $  494,506   $  249,479  $  142,386  $  301,570
                              =========    =========   =========   =========
Per limited partnership unit
  (4,827,500 outstanding)         $ .10        $ .05       $ .03       $ .06
                              =========    =========   =========   =========

Consolidated Statement of Partners' Capital
For the nine months ended September 30, 1994

                                General           Limited              Total
                              Partner's          Partners'          Partners'
                                Deficit           Capital            Capital
Balance at January 1, 1994     $(14,678)      $31,559,364        $31,544,686
Net income                        1,424           140,962            142,386
Distributions                   (10,971)       (1,086,188)        (1,097,159)
                                -------        ----------         ----------
Balance at September 30, 1994  $(24,225)      $30,614,138        $30,589,913
                                =======        ==========         ==========

Consolidated Statements of Cash Flows
For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                 1994             1993
Net income                                      $  142,386       $  301,570
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation                                  1,355,121        1,351,747
   Provision for earthquake repairs                694,207                -
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
     Prepaid expenses                              (98,641)         (63,075)
     Accounts payable and accrued expenses         127,514           73,856
     Deferred rent payable                          34,046           34,047
     Due to affiliates                               5,287          (17,617)
     Security deposits payable                       5,750           10,350
                                                 ---------        ---------
Net cash provided by operating activities        2,265,670        1,690,878
                                                 =========        =========
Cash Flows from Investing Activities:

   Additions to real estate                       (231,839)         (17,290)
                                                 ---------        ---------
Net cash used for investing activities            (231,839)         (17,290)
                                                 =========        =========
Cash Flows from Financing Activities:

   Distributions paid to partners               (1,097,159)        (731,440)
                                                 ---------        ---------
Net cash used for financing activities          (1,097,159)        (731,440)
                                                 =========        =========
Net increase in cash and cash equivalents          936,672          942,148
Cash and cash equivalents at beginning of period 2,058,534          929,375
                                                 ---------        ---------
Cash and cash equivalents at end of period      $2,995,206       $1,871,523
                                                 =========        =========

Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994, the results of operations for the three and nine months then ended and the changes in partners' capital and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred or material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

As reported on the 1993 Form 10-K, an earthquake struck the greater Los Angeles area on January 17, 1994, causing damages at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement cost of the property, as determined by independent appraisal. The General Partner has engaged an independent appraiser to determine the replacement cost and is currently awaiting completion of the appraisal, at which time, the exact amount of the deductibles will be computed by the insurance company. Payment of the deductibles which are estimated at $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, will be funded from Partnership cash reserves. The General Partner has engaged a structural and seismic engineer to determine the cost to repair the damages at both of the Properties and to provide reinforcement against future earthquakes. Currently, the cost to repair Ocean House is estimated to be $813,000 and the cost to repair Prell Gardens is estimated to be $194,000, before application of available insurance deductibles, when determined. The bidding process for contractors has begun, and it is anticipated that the major construction project for both properties will begin in early 1995.

The building basis costs of Ocean House and Prell Gardens have been reduced by $357,100 and $153,097, respectively, which represent repair costs not yet expended, net of the estimated deductibles. As these costs are incurred, the buildings will be brought back to their original basis.

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

Part I, item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

At September 30, 1994, the Partnership had cash and cash equivalents of $2,995,206 compared with $2,058,534 at December 31, 1993. The increase is primarily attributable to net cash from operations exceeding capital improvement costs and cash distributions.

As reported on the 1993 Form 10-K, an earthquake struck the greater Los Angeles area on January 17, 1994, causing damages at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement cost of the property, as determined by independent appraisal. The General Partner has engaged an independent appraiser to determine the replacement cost and is currently awaiting completion of the appraisal, at which time the exact amount of the deductibles will be computed by the insurance company. Payment of the deductibles, which are estimated at $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, will be funded from Partnership cash reserves. The General Partner has engaged a structural and seismic engineer to determine the cost to repair both of the Properties and to provide reinforcement against future earthquakes. Currently, the cost to repair Ocean House is estimated to be $813,000 and the cost to repair Prell Gardens is estimated to be $194,000, before application of available insurance deductibles, when determined. The bidding process for contractors has begun, and it is anticipated that the major construction project for both properties will begin in early 1995.

The building basis costs of Ocean House and Prell Gardens have been reduced by $357,100 and $153,097, respectively, which represent repair costs not yet expended, net of the estimated deductibles. As these costs are incurred, the buildings will be brought back to their original basis.

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

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended September 30, 1994 which is expected to be paid to investors on or about November 14, 1994. The General Partner anticipates that the Partnership's net cash flow will be sufficient to maintain this distribution level throughout 1994, however, the amount and timing of distributions will be reviewed on a quarterly basis.

Results of Operations

Partnership operations for the three and nine months ended September 30, 1994 resulted in net income of $494,506 and $142,386, compared with net income of $249,479 and $301,570 for the corresponding periods in 1993. In comparing the nine-month periods, the decrease can be attributed primarily to the costs associated with the earthquake, discussed above, offset partially by an increase in rental income.

Rental income for the three and nine months ended September 30, 1994 was $2,648,928 and $7,734,673, compared with $2,425,962 and $7,056,459 for the corresponding periods in 1993. The increase can be attributed to higher average occupancy at Ocean House, rental rate increases instituted over the past year at Pacific Inn, Prell Gardens and Nohl Ranch, and increased income from the assisted living programs at Ocean House and Nohl Ranch. Interest income for the three and nine-month periods ended September 30, 1994 was $21,835 and $51,153, compared with $9,647 and $25,310 for the corresponding periods in 1993. The increase is due to higher average cash balances maintained in 1994. Other income for the three and nine months ended
September 30, 1994 was $251,440 compared with $119,197 for the three and nine months ended September 30, 1993. Other income for 1994 represents a property tax refund at Ocean House for tax years 1993 and 1992. Other income in 1993 is comprised of a property tax refund at Nohl Ranch for tax years 1992 and 1991.

Total expenses for the three and nine months ended September 30, 1994 were $2,427,697 and $7,894,880, compared with $2,305,327 and $6,899,396 for the corresponding periods in 1993. The increase for the nine-month period is primarily due to earthquake repairs expense of $694,207 recorded in the first quarter of 1994, and higher payroll and general and administrative expenses. The actual earthquake expenditures through September 30, 1994 were $142,900 at Ocean House and $41,110 at Prell Gardens. Payroll expenses for the three and nine months ended September 30, 1994 were $720,540 and $2,178,579, compared with $665,494 and $1,996,990 for the corresponding periods in 1993. The increase is primarily due to higher payroll costs associated with the institution of the assisted living program at Nohl Ranch in 1994. General and administrative expenses for the three and nine months ended September 30, 1994 were $370,993 and $1,032,421, compared with $307,371 and $854,986 for the corresponding periods in 1993. The increase is primarily a result of the payment of property manager performance incentive fees at all four properties and higher earthquake insurance at Ocean House and Prell Gardens, discussed above. Under the new management agreement, property manager performance incentive fees are payable on a monthly basis, compared to the prior management agreement where fees were payable in arrears on an annual basis. Repairs and maintenance expense for the three and nine months ended September 30, 1994 was $99,729 and $324,672, compared with $118,216 and $427,923 for the corresponding periods in 1993. The decrease is primarily attributable to a decrease in expenditures for routine property upgrades at Ocean House and Prell Gardens, and a lower equipment rental expense at Ocean House.

Average occupancy levels at the Partnership's properties for the three and nine months ended September 30, 1994, and 1993 were as follows:

                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
Property                        1994          1993      1994         1993
Ocean House                      96%           92%       95%          90%
Pacific Inn                      95%           93%       93%          93%
Prell Gardens                    98%           99%       97%          99%
Nohl Ranch Inn                   87%           77%       82%          83%

Average Occupancy                94%           90%       92%          91%


PART II	OTHER INFORMATION


Items 1-5	Not Applicable

Item 6          Exhibits and Reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SENIOR INCOME FUND L.P.

                                    BY:     SENIOR INCOME FUND INC.
                                            General Partner




Date:   November 10, 1994           BY:     /s/ Moshe Braver
                                            ------------------------
                                            President, Director and
                                            Chief Operating Officer



Date:  November 10, 1994            BY:     /s/ Sean Donahue
                                            ------------------------
                                            Vice President and Chief
                                            Financial Officer