Form 10-Q/A
period 1994-09-30
SENIOR INCOME FUND L P
filed 1994-12-02
CIK 805387

Gentlemen:

Attached is Senior Income Fund's amended filing on Form 10-Q for the nine month period ended September 30, 1994. The amended 10-Q reflects revised Other Income which resulted in changes to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Partners' Capital and Consolidated Statement of Cash Flows.

/s/ Mark Clermont
    Limited Partnership Administration
    The Shareholder Services Group


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	September 30, 1994


OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-9921


                            SENIOR INCOME FUND L.P.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Delaware                                                  13-3392077
- -------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3 World Financial Center, 29th Floor, New York, NY                   10285
- --------------------------------------------------                ----------
(Address of principal executive offices)                          (Zip Code)

                                 (212) 526-3237
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


Consolidated Balance Sheets

                                          September 30,            December 31,
Assets                                            1994                    1993

Real estate:
  Land                                     $ 4,824,699             $ 4,824,699
  Buildings and improvements                37,846,509              38,308,877
                                            ----------              ----------
                                            42,671,208              43,133,576
  Less- accumulated depreciation           (13,230,723)            (11,875,602)

                                            29,440,485              31,257,974
Cash and cash equivalents                    2,995,206               2,058,534
Prepaid expenses                               247,599                 148,958

  Total Assets                             $32,683,290             $33,465,466


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses    $   476,969             $   148,603
  Deferred rent payable                      1,089,029               1,054,983
  Due to affiliates                            211,986                 206,699
  Security deposits payable                    150,525                 144,775
  Distributions payable                        365,720                 365,720

  Total Liabilities                          2,294,229               1,920,780

Partners' Capital (Deficit):
  General Partner                              (25,649)                (14,678)
  Limited Partners                          30,414,710              31,559,364

Total Partners' Capital                     30,389,061              31,544,686

Total Liabilities and Partners' Capital    $32,683,290             $33,465,466


Consolidated Statements of Operations

                                Three months ended          Nine months ended
                                   September 30,               September 30,
Income                          1994          1993          1994          1993

Rental                    $2,648,928    $2,425,962    $7,734,673    $7,056,459
Interest                      21,835         9,647        51,153        25,310
Other                         50,588       119,197        50,588       119,197

  Total                    2,721,351     2,554,806     7,836,414     7,200,966

Expenses

Payroll                      720,540       665,494     2,178,579     1,996,990
Depreciation                 452,240       450,828     1,355,121     1,351,747
Rent and utilities           403,435       391,896     1,219,013     1,170,495
General and administrative   370,993       307,371     1,032,421       854,986
Supplies                     263,041       251,692       762,513       737,971
Repairs and maintenance       99,729       118,216       324,672       427,923
Real estate taxes            103,077       111,957       301,077       335,871
Travel and entertainment      14,642         7,873        27,277        23,413
Earthquake repairs                --            --       694,207            --

  Total Expenses           2,427,697     2,305,327     7,894,880     6,899,396

Net Income                $  293,654    $  249,479    $  (58,466)   $  301,570

Net Income Allocated:

To the General Partner    $       --    $    3,657    $       --    $   10,972
To the Limited Partners      293,654       245,822       (58,466)      290,598

                          $  293,654    $  249,479    $  (58,466)   $  301,570

Per limited partnership unit
  (4,827,500 outstanding)      $ .06         $ .05        $ (.01)        $ .06


Consolidated Statement of Partners' Capital
For the nine months ended September 30, 1994


                                            General        Limited        Total
                                          Partner's       Partners'    Partners'
                                            Deficit        Capital      Capital

Balance at January 1, 1994              $   (14,678)   $31,559,364  $31,544,686
Net income                                       --        (58,466)     (58,466)
Distributions                               (10,971)    (1,086,188)  (1,097,159)

Balance at September 30, 1994            $  (25,649)   $30,414,710  $30,389,061


Consolidated Statements of Cash Flows
For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                   1994               1993

Net income                                     $     (58,466)     $     301,570
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                     1,355,121          1,351,747
  Provision for earthquake repairs                   694,207                 --
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Prepaid expenses                                 (98,641)           (63,075)
    Accounts payable and accrued expenses            328,366             73,856
    Deferred rent payable                             34,046             34,047
    Due to affiliates                                  5,287            (17,617)
    Security deposits payable                          5,750             10,350

Net cash provided by operating activities          2,265,670          1,690,878

Cash Flows from Investing Activities:

   Additions to real estate                        (231,839)           (17,290)

Net cash used for investing activities              (231,839)          (17,290)

Cash Flows from Financing Activities:

   Distributions paid to partners                  (1,097,159)        (731,440)

Net cash used for financing activities             (1,097,159)        (731,440)

Net increase in cash and cash equivalents             936,672          942,148
Cash and cash equivalents at beginning of period    2,058,534          929,375

Cash and cash equivalents at end of period         $2,995,206       $1,871,523


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

Results of Operations

Partnership operations for the three and nine months ended September 30, 1994 resulted in net income of $293,654 and a net loss of $58,466, compared with net income of $249,479 and $301,570 for the corresponding periods in 1993. In comparing the nine-month periods, the decrease can be attributed primarily to the costs associated with the earthquake, discussed above, offset partially by an increase in rental income.

Rental income for the three and nine months ended September 30, 1994 was $2,648,928 and $7,734,673, compared with $2,425,962 and $7,056,459 for the corresponding periods in 1993. The increase can be attributed to higher average occupancy at Ocean House, rental rate increases instituted over the past year at Pacific Inn, Prell Gardens and Nohl Ranch, and increased income from the assisted living programs at Ocean House and Nohl Ranch. Interest income for the three and nine-month periods ended September 30, 1994 was $21,835 and $51,153, compared with $9,647 and $25,310 for the corresponding periods in 1993. The increase is due to higher average cash balances maintained in 1994. Other income for the three and nine months ended September 30, 1994 was $50,588 compared with $119,197 for the three and nine months ended September 30, 1993. Other income for 1994 represents a net property tax refund at Ocean House for fiscal tax years 1994 and 1993 of $25,777 and $24,811, respectively. A g ross refund of $251,440 was received, of which $200,852 is required to be repaid, under the County of Los Angeles abatement procedure, in April 1995. The Partnership will maintain the cash, and has recorded the corresponding liability, until that time. Other income in 1993 is comprised of a property tax refund at Nohl Ranch for tax years 1992 and 1991.

Total expenses for the three and nine months ended September 30, 1994 were $2,427,697 and $7,894,880, compared with $2,305,327 and $6,899,396 for the corresponding periods in 1993. The increase for the nine-month period is primarily due to earthquake repairs expense of $694,207 recorded in the first quarter of 1994, and higher payroll and general and administrative expenses. The actual earthquake expenditures through September 30, 1994 were $142,900 at Ocean House and $41,110 at Prell Gardens. Payroll expenses for the three and nine months ended September 30, 1994 were $720,540 and $2,178,579, compared with $665,494 and $1,996,990 for the corresponding periods in 1993. The increase is primarily due to higher payroll costs associated with the institution of the assisted living program at Nohl Ranch in 1994. General and administrative expenses for the three and nine months ended September 30, 1994 were $370,993 and $1,032,421, compared with $307,371 and $854,986 for the correspondin g periods in 1993. The increase is primarily a result of the payment of property manager performance incentive fees at all four properties and higher earthquake insurance at Ocean House and Prell Gardens, discussed above. Under the new management agreement, property manager performance incentive fees are payable on a monthly basis, compared to the prior management agreement where fees were payable in arrears on an annual basis. Repairs and maintenance expense for the three and nine months ended September 30, 1994 was $99,729 and $324,672, compared with $118,216 and $427,923 for the corresponding periods in 1993. The decrease is primarily attributable to a decrease in expenditures for routine property upgrades at Ocean House and Prell Gardens, and a lower equipment rental expense at Ocean House.

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


                                          SENIOR INCOME FUND L.P.

                                  BY:     SENIOR INCOME FUND INC.
                                          General Partner




Date:   December 2, 1994          BY:     /s/ Moshe Braver
                                          President, Director and
                                          Chief Operating Officer



Date:   December 2, 1994          BY:     /s/ Sean Donahue
                                          Vice President and
                                          Chief Financial Officer