Form 10-K
period 1994-12-31
SENIOR INCOME FUND L P
filed 1995-03-31
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[x] Annual Report Pursuant to Section 13 of the Securities and Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 (Fee Required) For the transition period from      to .

Commission file number:  33-9921


	SENIOR INCOME FUND L. P.
	(Formerly Shearson Lehman Senior Income Fund Limited Partnership) Exact name of registrant as specified in its charter


Delaware                                      13-3392077
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th floor, New York, New York      10285
Address of principal executive offices                        zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


	4,827,500 DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
	Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

Documents Incorporated by Reference: Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.

PART I

ITEM 1. Business

(a) General Development of Business

Senior Income Fund L.P. (the "Partnership", formerly Shearson Lehman Senior
 Income Fund Limited Partnership), a Delaware limited partnership, was formed on October 14, 1986 pursuant to a Limited Partnership Agreement, as amended and restated on March 17, 1987 pursuant to an Amended and Restated Limited Partnership Agreement (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring a general partnership interest in Shearson August Property Partnership, a California general partnership (the "Property Partnership"), with August Financial Partners II ("AFP-II") an affiliate of August Financial Corporation ("August"). The Property Partnership was formed to acquire, operate and ultimately sell four specified residential properties for senior citizens (the "Properties"). The general partner of the Partnership is Senior Income Fund Inc. (the "General Partner", formerly Shearson Lehman Senior Income Fund, Inc.), a Delaware corporation, and wholly owned subsidiary of Lehman Brothers Inc. (formerly Shearson Lehman Brothers Inc.). The Partnership will continue until December 31, 2036 unless terminated earlier pursuant to the provisions of the Partnership Agreement.

On March 25, 1987, the Property Partnership acquired four rental retirement projects in the Los Angeles and Orange County regions of Southern California:
Pacific Inn, a 134-unit project in Torrance; Nohl Ranch Inn, a 133-unit project in Anaheim; Ocean House, a 119-unit project in Santa Monica; and Prell Gardens, a 102-unit project in Van Nuys. For a description of the Properties, see pages 3 and 4 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 included in Item 14 of this report. The Property Partnership acquired the fee interest in the land, building and improvements of Pacific Inn, Nohl Ranch Inn and Prell Gardens and the leasehold interest in the land, building and improvements in Ocean House from Senior Inns of America Venture, a California general partnership (the "Seller") and an affiliate of August, for an aggregate purchase price of $40,400,000. For a breakdown of the purchase price of each of the Properties, see note 7, "Real Estate," to the Consolidated Financial Statements on page 12 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 included in Item 14 of this report.

As reported on the Annual Report on Form 10-K for the year ended December 31, 1993, an earthquake struck the greater Los Angeles area on January 17, 1994, causing damages at two of the Properties, Ocean House and Prell Gardens. Information regarding the impact on the properties is included below under Item
2. "Properties."

(b) Financial Information about Industry Segments

Substantially all of the Partnership's revenues, operating profit or loss and assets relate solely to its interest as general partner of the Property Partnership whose operating profit or loss and assets relate to its ownership and operation of the Properties.

(c) Narrative Description of Business

The Partnership's principal objectives are:

                (1) to provide quarterly cash distributions a portion of which will be "tax sheltered;"

		(2) to preserve and protect capital;

                (3) to achieve long-term appreciation in the value of the Properties for distributions upon sale of the Properties.

There is no assurance that these objectives will be achieved.

(d) Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner. See Item 13, "Certain Relationships and Related Transactions," for further information.

(e) Competition

The Properties compete with a variety of retirement living complexes within their primary geographic markets, including continuing care and lifecare facilities, which offer higher levels of personal care, and often skilled nursing, in addition to independent living units. However, continuing care and lifecare facilities usually require up-front accommodation fees, and place greater emphasis on health and well-being rather than on independent lifestyle and community activities. In order to raise visibility of the Properties and attract potential tenants, the operator, Leisure Care, Inc., (the "Operator") emphasizes strong community-oriented programs to build a strong community presence with hospital administrators, church groups and civic groups.

For a discussion of the competitive conditions in each of the markets in which the Partnership's Properties are located, see pages 3 and 4 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 included in Item 14 of this report.

ITEM 2.  Properties

For a general description of each of the Partnership's Properties, see pages 3 and 4 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 included in Item 14 of this report.

1994 Earthquake

As a result of an earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement cost of the property, as determined by independent appraisal. Payment of the deductibles, which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, will be funded from Partnership cash reserves. As such, a provision for earthquake loss of $750,000, representing the estimated insurance deductibles for the two properties, has been recorded. The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner, and the City of Santa Monica as it relates to the Ocean House Property, that the repairs to date, at both Ocean House and Prell Gardens, have rendered the buildings safe for continued occupancy. The engineer is in the process of deter mining the extent of additional work necessary at both buildings to increase their ability to withstand future earthquakes. The cost of such work will be determined after further engineering studies have been completed. The General Partner intends to aggressively pursue reimbursement from the insurance carrier for any additional costs, less the deductible under the Partnership's insurance policy. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover any work that may be performed. Please see Item 7. "Management's Discussion and Analysis of Financial Condition," and Note 11 to the Consolidated Financial Statements.

Property Management

The Operator is among the leading retirement center management companies in size, experience and profit history. The Operator supervises the day-to-day management of the Properties, including employing the operating personnel on behalf of the Partnership, according to a property management agreement (the "Property Management Agreement") and acts as the non-exclusive leasing agent for all four Properties. An extension to the Property Management Agreement, which expired on December 31, 1993, was executed during the year and can be terminated by either party upon sixty days notice. Certain terms of the Property Management Agreement have been modified as set forth in the extension. See Note 5 to the Consolidated Financial Statements for further discussion of the Property Management Agreement.

Government Regulations

Two of the Properties, Ocean House and Nohl Ranch, maintain managed care programs which require an assisted living license. Accordingly, both properties are subject to the periodic licensing requirements and inspection procedures of the California State Department of Social Services. California law prescribes a list of services which must be provided in rental retirement facilities such as (i) assistance with daily living activities in the combinations which meet the needs of residents, (ii) helping residents gain access to appropriate supportive services in the community, (iii) being aware of the residents' general whereabouts, (iv) monitoring the activities of the residents while they are under the supervision of the facility to ensure their general health, safety, well being, and (v) encouraging the residents to maintain and develop their maximum functional ability through participation in planned activities. Both criminal and civil penalties may be imposed in the event of violati on of any of these duties. Currently there are no restrictions on the level of rents, nor on rent increases. The other Properties are currently not subject to the foregoing requirements.

ITEM 3.  Legal Proceedings

At December 31, 1994, the Partnership was not a party to, nor was the Property the subject of, any material litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of Units ("Limited Partners") at a meeting or otherwise during the fourth quarter of the Partnership's past fiscal year.

	PART II

ITEM 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a) Market Price Information

The Partnership has issued no common stock. There is no established trading market for the units nor is there anticipated to be.

(b) Holders

As of December 31, 1994, there were 3,840 Limited Partners of record.

(c) Cash Distributions per Unit (1)

                        1994    1993

	1st Quarter 	.075	.075
	2nd Quarter	.075	.075
	3rd Quarter	.075	.075
	4th Quarter	.075	.075

        Total           .30     .30


(1) The amount and timing of distribution payments is reviewed on a quarterly basis. Distributions are paid approximately forty-five days following the period for which they are declared.


ITEM 6.  Selected Financial Data

(Dollars in thousands, except per Unit data)

                1994      1993       1992       1991       1990

Rental Income   $ 10,387  $  9,526   $  9,120   $  9,230   $  8,516

Interest Income $     98  $     36   $     15   $     51   $    179

Total Income    $ 10,485  $  9,561   $  9,135   $  9,281   $  8,695

Net Income
(Loss)          $    137  $    518   $    (44)  $    425   $    374

Net Income
(Loss) Per
Unit (1)        $    .03  $    .11   $   (.01)  $    .08   $    .07

Cash
Distributions
Per Unit        $    .30  $    .30   $    .13   $  .5252   $    .45

Total Assets    $ 32,459  $ 33,465   $ 34,033   $ 35,397   $ 36,937


(1) Total Units outstanding 4,827,500

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1994, the Partnership had cash and cash equivalents of $3,305,871 compared with $2,058,534 at December 31, 1993. The increase is primarily attributable to net cash from operations exceeding capital improvement costs and cash distributions.

As a result of an earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement cost of the property, as determined by independent appraisal. The General Partner engaged an independent appraiser to determine the replacement cost, which is estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, and will be funded from Partnership cash reserves. As such, a provision for earthquake loss of $750,000, representing the estimated insurance deductibles for the two properties, has been recorded. Please see Note 11 to the Consolidated Financial Statements.

The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner, and the City of Santa Monica as it relates to the Ocean House Property, that the repairs to date, at both Ocean House and Prell Gardens, have rendered the buildings safe for continued occupancy. The engineer is in the process of determining the extent of additional work necessary at both buildings to increase their ability to withstand future earthquakes. The cost of such work will be determined after further engineering studies have been completed. The General Partner intends to aggressively pursue reimbursement from the insurance carrier for any additional costs, less the deductible under the Partnership's insurance policy. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover any work that may be performed.

The building basis costs of Ocean House and Prell Gardens have been reduced by $340,237 and $208,890, respectively, which represent the Partnership's estimated share of earthquake damage, net of improvements to date. As these costs continue to be incurred, the buildings will be brought back to their original basis. As of December 31, 1994, Ocean House and Prell Gardens incurred earthquake repairs of $159,763 and $41,110, respectively. Consequently, the net building basis reduction is $549,127 at December 31, 1994.

Following the earthquake, both Properties experienced increases in tenant occupancy due to the availability of vacant units which were rented to displaced parties and therefore, rental income was not adversely affected.

The Partnership's earthquake insurance policy covering all four properties expired August 5, 1994. The current insurance carrier renewed coverage on only two properties: Nohl Ranch and Pacific Inn. After an extensive search, the Partnership secured coverage for Ocean House and Prell Gardens from an alternate insurance carrier. However, given the location of these properties and the extent of the earthquake damage they recently sustained, the premium for insuring both Ocean House and Prell Gardens increased to approximately $180,000 per annum. Once these properties have been repaired and reinforced against future earthquakes, there is a possibility that the insurance premium will be adjusted accordingly.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended December 31, 1994 which was paid to investors on February 15, 1995. The General Partner anticipates that the Partnership's net cash flow will be sufficient to maintain this distribution level throughout 1995, however, the amount and timing of distributions will be reviewed on a quarterly basis.

Accounts payable increased from $148,603 at December 31, 1993 to $413,367 at December 31, 1994 primarily as a result of a subsequent reduction of a real estate tax refund received in 1994 which requires the Partnership to remit the difference in April 1995.

Results of Operations

1994 versus 1993

Partnership operations for the year ended December 31, 1994 resulted in net income of $137,035, compared with net income of $518,280 in 1993. The decrease in net income can be attributed primarily to the provision for the earthquake loss, discussed above, increases in payroll and general and administrative expenses, partially offset by higher rental income in 1994.

Rental income for the year ended December 31, 1994 was $10,386,764, compared with $9,525,552 in 1993. The increase can be attributed to higher average occupancy at all of the properties, rental rate increases instituted over the past year at Pacific Inn, Prell Gardens and Nohl Ranch, and increased income from the assisted living programs at Ocean House and Nohl Ranch. Interest income for the year ended December 31, 1994 was $97,928, compared with $35,836 in 1993. The increase is due to higher average cash balances maintained and higher interest rates in 1994.

Total expenses for the year ended December 31, 1994 were $10,347,657, compared with $9,043,108 in 1993. The increase is primarily due to the recognition of earthquake loss of $750,000, higher payroll and general and administrative expenses. Payroll expenses for the year ended December 31, 1994 were $2,884,586, compared with $2,667,725 in 1993. The increase is primarily due to higher payroll costs associated with the institution of the assisted living program at Nohl Ranch in September 1993. General and administrative expenses for the year ended December 31, 1994 were $1,427,356, compared with $1,129,202 in 1993. The increase is primarily a result of the payment of property manager performance incentive fees at all four properties and higher earthquake insurance at Ocean House and Prell Gardens, discussed above. In 1993, the property manager did not earn any incentive fees, therefore, no expense was recorded. Under the new management agreement, property manager performance incentive fees are payable on a monthly basis, compared with the prior management agreement where fees were payable in arrears on an annual basis. Repairs and maintenance expense for year ended December 31, 1994 was $490,095, compared with $538,058 in 1993. The decrease is primarily attributable to a reduction in expenditures for routine property upgrades at Ocean House and Prell Gardens, partially offset by an increase in routine property upgrades including carpet replacement and purchased services at Pacific Inn.

1993 versus 1992

Partnership operations resulted in net income of $518,280 for the year ended December 31, 1993, compared with net loss of $44,154 for the year ended December 31, 1992. The improvement in 1993 can be attributed primarily to increased rental income and lower real estate tax and general and administrative expenses, partially offset by an increase in repairs and maintenance expense.

Rental income for the year ended December 31, 1993 was $9,525,552, compared with $9,120,187 for the year ended December 31, 1992. The increase is attributable primarily to higher rental income at Ocean House, and, to a lesser extent, increased income at Pacific Inn and Nohl Ranch due to higher average occupancy in 1993, and increased income from the assisted living programs at Ocean House and Nohl Ranch. For the year ended December 31, 1993, interest income totalled $35,836, compared with $14,843 for the year ended December 31, 1992. The increase is due to higher average cash balances held in 1993.

Total expenses were $9,043,108 for the year ended December 31, 1993, compared with $9,179,184 for the year ended December 31, 1992. Real estate tax expense for the year ended December 31, 1993 was $309,855, compared with $469,122 for the year ended December 31, 1992. The decrease is primarily attributable to receipt of a real estate tax refund by the Nohl Ranch property in the amount of $119,197, net of valuation and assessment fees of $10,500. The refund was granted by Orange County, California following a lower assessment of the property's value corresponding to the 1991-92 and 1992-93 tax years. General and administrative expenses were $1,129,202 for the year ended December 31, 1993 compared with $1,200,923 for the year ended December 31, 1992. The decrease is primarily attributable to lower marketing expenditures at Ocean House and Nohl Ranch. In addition, all four of the properties incurred incentive fees in 1992, representing payment of outstanding fees due to the Operator for 1991. According to the terms of the Property Management Agreement, these fees are recognized when paid and not accrued. The properties did not reach the threshold for incentive fees, as defined in the Property Management Agreement, for either 1993 or 1992, accordingly, no expense was recorded. Repairs and maintenance expense for the year ended December 31, 1993 was $538,058, compared with $372,776 for the year ended December 31, 1992. The increase is primarily attributable to expenditures for routine property upgrades, including carpet replacement and landscaping.

For the years ended December 31, 1994, 1993 and 1992, the average occupancy levels for the properties were as follows:

        Property        1994            1993           1992

        Ocean House      95%             91%            85%
	Pacific Inn	 94%		 91%		91%
	Prell Gardens	 97%		 95%		94%
	Nohl Ranch	 83%		 77%		74%

        Average
        Occupancy        92%             89%            86%



ITEM 8.  Financial Statements and Supplementary Data

Incorporated by reference to pages 5 - 18 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.  Directors and Executive Officers of the Partnership

The Partnership has no directors or officers. The General Partner has general responsibility for all aspects of the Partnership's operation. All of the officers and directors of the General Partner are also officers and employees of Lehman Brothers Inc.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the General Partner changed its name to Senior Income Fund Inc., and the Partnership name was changed to Senior Income Fund L.P. to delete any references to "Shearson."

Certain officers and directors of Senior Income Fund, Inc. are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate Limited Partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The Partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The directors and principal officers of the General Partner are listed below.

        Name                    Age     Office

        Moshe Braver            41      Director, President and Chief Operating
                                        Officer
        Sean F. Donahue         33      Chief Financial Officer and
                                        Vice President
        Joseph Donaldson        31      Vice President


Moshe Braver is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Sean F. Donahue is currently a Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Donahue joined Lehman in April 1986 as an Assistant Vice President with the Realty Finance Group. Mr. Donahue has been actively involved in real estate investment, management, marketing and workouts. From December 1985 to April 1986, Mr. Donahue was Assistant Treasurer of The Patrician Group and was actively involved with the company's banking relationships and real estate acquisitions. Prior to that, Mr. Donahue was employed by Peat Marwick Mitchell & Co. as a consultant in the firm's Real Estate Practice Group. Mr. Donahue received a B.B.A. degree from Pace University in 1983.

Joseph Donaldson serves as a Vice President of Lehman Brothers in its Diversified Asset Group and has held such position since November 1990. From October 1988 to October 1990, Mr. Donaldson held the position of Assistant Manager with the Internal Audit Department of Citibank's Investment Bank. Prior to that, Mr. Donaldson was employed with Price Waterhouse and Company. Mr. Donaldson received a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.

ITEM 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership. See Item 13, "Certain Relationships and Related Transactions," below with respect to a description of certain transactions of the General Partner and its affiliates with the Partnership.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners.

At December 31, 1994, no investor held more than 5% of the outstanding Units.

(b) Security ownership of management.

Officers and Directors of the General Partner owned no units of the Partnership as of December 31, 1994.

(c) Changes in control.

None.


ITEM 13.  Certain Relationships and Related Transactions

The Shareholder Services Group provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company.

For fees paid and reimbursed to the General Partner or its affiliates during 1994, 1993 and 1992, see Note 6 to the Financial Statements in Item 8, "Financial Statements and Supplementary Data," which is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)   Financial Statements:


	Consolidated Balance Sheets - At December 31, 1994 and 1993 	(1)

        Consolidated Statements of Partners' Capital (Deficit)
        - For the years ended December 31, 1994, 1993 and 1992          (1)

        Consolidated Statements of Operations - For the years ended
        December 31, 1994, 1993 and 1992                                (1)

        Consolidated Statements of Cash Flows - For the years ended
        December 31, 1994, 1993 and 1992                                (1)

        Notes to the Consolidated Financial Statements                  (1)

        Report of Independent Accountants                               (1)


(a)(2)   Financial Statement Schedule:

	Schedule III - Real Estate and Accumulated Depreciation 	(1)

        Report of Independent Accountants                               (1)

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the Year ended December 31, 1994, filed as an exhibit under Item 14.


(b) Reports on Form 8-K filed in the fourth quarter of fiscal 1994:

	No reports on Form 8-K were filed in the fourth quarter of 1994.

(c) Exhibits

3.1 The Partnership's Amended and Restated Agreement of Limited Partnership, Dated March 17, 1987, is hereby incorporated by reference to Exhibit A to the Prospectus contained in Registration Statement No. 33-9921, which registration Statement (the "Registration Statement") was declared effective by the Securities and Exchange Commission on January 30, 1987.

3.2 The Capital Contribution Agreement by and among the General Partner and Shearson Group is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement.

10.1 Form of the Management Agreement dated as of April 5, 1988 between the Partnership and the Operator is incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.2 The form of Property Partnership Agreement between the Partnership and the Property Partner is hereby incorporated by reference to Exhibit 10.6 to the Registration Statement.

10.3 The form of Purchase Agreement concerning the acquisition of the Properties is hereby incorporated by reference to Exhibit No. 10.4 to the Registration Statement.

10.4 Form of the Amended Management Agreement dated as of January 1, 1990 between the Partnership and the Operator hereby incorporated by reference to
Exhibit 10.5 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989, as filed with the Securities and Exchange Commission on March 30, 1990.

10.5 Form of the Settlement Agreement Dated December 18, 1989 between the Partnership and class members hereby incorporated by reference to Exhibit 10.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989, as filed with the Securities and Exchange Commission on March 30, 1990.

13.1    Annual Report to Unitholders for the year ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					SENIOR INCOME FUND L.P.

					BY: 	SENIOR INCOME FUND INC.
						General Partner




Date:   March 30, 1995			BY:		/s/ Moshe Braver
                                        Name:           Moshe Braver
                                        Title:          President, Director and
                                                        Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					SENIOR INCOME FUND L.P.

					BY: 	SENIOR INCOME FUND INC.
						General Partner



Date:   March 30, 1995			BY:	/s/ Moshe Braver
						President, Director and
						Chief Operating Officer


Date:  March 30, 1995			BY:	/s/ Sean Donahue
						Vice President and
						Chief Financial Officer


Date:  March 30, 1995			BY:	/s/ Joseph Donaldson
                                                Vice President

Exhibit 13.1


Senior Income Fund L.P.

1994 Annual Report


Senior Income Fund L. P., formerly Shearson Lehman Senior Income Fund Limited Partnership, (the "Partnership") raised $48,275,000 during its offering period in 1987 and acquired four congregate care facilities in Southern California. The Partnership has retained Leisure Care, Inc. to assist with the day-to-day management of the facilities. Leisure Care is one of the leading retirement center management companies in the country.

                           Average         Rental Income
                          Occupancy        (in thousands)                 %
Property                1994    1993    1994            1993            change

Ocean House             95%     91%     $ 3,402         $ 3,041         11.9%
Prell Gardens           97%     95%       1,690           1,606          5.2%
Pacific Inn             94%     91%       3,440           3,236          6.3%
Nohl Ranch Inn          83%     77%       1,854           1,643         12.9%



Administrative Inquiries        Performance Inquiries/Form 10-Ks
Address changes/Transfers       The Shareholder Services Group
Service Data Corporation        P.O. Box 1527
2424 South 130th Circle         Boston, Massachusetts 02104-1527
Omaha, Nebraska 68144           Attn:  Financial Communications
(800) 223-3464                  (800) 223-3464














	   Contents

	1	Message to Investors
	3	Property Profiles
	4	Financial Highlights
	5	Consolidated Financial Statements
	8	Notes to Consolidated Financial Statements
	13	Report of Independent Accountants

Message to Investors

We are pleased to present the 1994 Annual Report for Senior Income Fund L. P. As discussed in this report, despite the earthquake damage sustained at two properties, continuing depressed economic conditions in the region and intensified competition, the Partnership's four congregate care facilities reported strong operating results during 1994. This report includes an update on each of the properties and updated financial statements for the year ended December 31, 1994.

Cash Distributions
Cash distributions paid from operations for 1994 totalled $300 per $10,000 investment, including the 1994 fourth quarter distribution in the amount of $75 per $10,000 investment paid on February 15, 1995. Since inception, limited partners have received cash distributions totalling $4,210 per $10,000 investment. The timing and level of future distributions will depend upon the Partnership's cash flow and funding needs, including, as discussed below, the final costs associated with the required earthquake repairs at Ocean House and Prell Gardens. Accordingly, distributions will be reviewed on a quarterly basis.

Market Update
Economic conditions in Southern California showed little sign of improvement in 1994, as recessionary pressures lingered over the region's economy. Several negative trends: the outmigration of population, depressed real estate values, and continued layoffs in many industries, continue to hamper the state's recovery. The ripple effect of these trends has a direct impact on the congregate care industry, as seniors relocate to other states or delay selling their homes and moving into a congregate care facility until values begin to rise. Since our properties, with the exception of Nohl Ranch, are at the high end of the pricing scale, we must aggressively compete for the shrinking pool of income-qualified senior citizens with other area providers. Accordingly, each property has a focussed, aggressive marketing plan to increase visibility among eligible seniors.

Earthquake Repairs
As previously reported, Ocean House and Prell Gardens sustained damage as a result of a severe earthquake which struck the Los Angeles area in January
1994.   While both properties are covered under the Partnership's earthquake insurance policy, the deductible is equal to 5% of the replacement cost of the properties. Results of an independent appraisal indicate that the deductibles should meet our estimated loss provision of $500,000 for Ocean House and $250,000 for Prell Gardens.

The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner, and the City of Santa Monica as it relates to the Ocean House Property, that the repairs to date, at both Ocean House and Prell Gardens, have rendered the buildings safe for continued occupancy. The engineer is in the process of determining the extent of additional work necessary at both buildings to increase their ability to withstand future earthquakes. The cost of such work will be determined after further engineering studies have been completed. The General Partner intends to aggressively pursue reimbursement from the insurance carrier for any additional costs, less the deductible, under the Partnership's insurance policy. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover any work that may be performed.

The Partnership's earthquake insurance policy covering all four properties expired August 5, 1994 and the insurance carrier renewed coverage on only two properties: Nohl Ranch and Pacific Inn. After an extensive search, the Partnership secured coverage for Ocean House and Prell Gardens from another insurance carrier. However, given the location of these properties and the extent of earthquake damage they recently sustained, the total premium for insuring both Ocean House and Prell Gardens increased from approximately $17,000 per year to approximately $180,000 per year. Once these properties have been repaired and reinforced against future earthquakes, the possibility exists that the insurance premium will be reduced accordingly.

Operations Update
Despite depressed economic conditions, rental revenue increased at each of the properties during the year. The improved results for 1994 can be attributed primarily to increased rental income resulting from higher occupancy levels at the properties. In spite of its location near the epicenter of the January earthquake, Prell Gardens continued to operate at close to full capacity immediately after the earthquake, which resulted in improved occupancy. At Ocean House and Nohl Ranch, increased occupancy was the result of the availability of assisted living programs, which has reduced the number of move-outs resulting from residents who require greater levels of personal assistance. Since assisted living units command higher rental rates, the program has also contributed to the increase in rental income at the properties. We are currently exploring the possibility of implementing an assisted living program at Pacific Inn. Although this property has maintained high occupancy levels in recent years, an assisted living program may provide additional competitive advantages. We will keep you updated in future reports.

Summary
Earthquake repairs at the properties should begin during the second quarter of 1995. In addition, we will continue to focus on aggressively marketing the properties to maintain or improve occupancy and operating results. While we are optimistic that our success, as demonstrated by our 1994 annual operating results, will continue, given the nature of the current fiscal crisis in California, there is no consensus regarding the immediate future of the greater Los Angeles real estate markets. We will keep you updated on our progress in future reports.


Very truly yours,

Senior Income Fund, Inc.
The General Partner

s/Moshe Braver/
President

March 30, 1995

Property Profiles

Ocean House  Santa Monica, California
Ocean House, a ten-story, 121-unit property adjacent to Santa Monica Beach, features studio apartments with balconies and ocean views. Ocean House provides residents with various amenities and an assisted living program. The property faces competition from three other retirement facilities within its market, an upscale area with an established senior population. Based on its location and level of service the property competes at the higher end of the price scale. The assisted living program, along with Ocean House's activity programs and community involvement, has proven to be a significant, competitive advantage.

Operations at Ocean House improved for the sixth consecutive year, generating gross revenues of $3,402,426 and net cash flow of $311,508, compared with gross revenues of $3,041,115 and net cash of flow of $224,620 in 1993. Net cash flow is gross revenues less operating expenses, ground rent, and earthquake loss. The building's balconies and foundation are currently under repair related to the building's age and damage sustained during the earthquake in January 1994.


Prell Gardens  Van Nuys, California
Prell Gardens, a two-story, 102-unit retirement facility constructed in 1961, offers residents amenities such as a daily meal, maid service, a beauty salon and transportation services. The property enjoys a strong reputation within the San Fernando Valley, and competes with two facilities offering similar services. Aggressive community relations and marketing efforts have allowed us to improve and maintain occupancy in the "upper end" residence category in
which the property competes.   Resident satisfaction continues to be high as
evidenced by the low number of move-outs and numerous resident referrals.

Despite the extent of the earthquake related damage, occupancy improved during the year. In fact, the property's ability to withstand the earthquake is being featured in our current marketing program. Property operations for the year generated gross revenues of $1,689,732 and net cash flow of $356,548, compared with gross revenues of $1,606,049 and net cash flow of $412,906 in 1993. The decrease in net cash flow reflects the payment of management incentive fees, increased insurance expenses, and earthquake loss.


Pacific Inn  Torrance, California
Pacific Inn, located in an affluent section of Torrance, commenced operations in 1986. The property has 134 units with private balconies and/or patios, and features services and amenities including a visiting doctor, beauty salon, dining services and daily maid service. Pacific Inn is the only all-independent lifestyle retirement facility in its market, where it competes with three older facilities. The facility's reputation has enabled the property to charge premium rents and maintain strong profit margins. During 1994, Pacific Inn recorded gross revenues of $3,440,400 and net cash flow of $1,779,208, compared with gross revenues of $3,235,630 and cash flow of $1,679,484 in 1993.


Nohl Ranch Inn  Anaheim, California
Nohl Ranch Inn is located in Anaheim Hills, an upscale community with few elderly residents. Accordingly, Nohl Ranch is affordably priced for its market and engages in an extensive community outreach program to enhance the property's visibility and referral network. The property features 133 units in a three-story facility with an interior courtyard and landscaped grounds. Residents can avail themselves of many amenities, including a visiting doctor's office, beauty salon, daily meal and maid service. The assisted living program, which provides assistance for residents who require help with their daily routines, was in effect throughout 1994, and has been very successful in expanding and retaining the tenant base. Only one of the property's two competitors, located across the street from Nohl Ranch, currently offer assisted living programs. We are pleased to report that occupancy improved for the sixth consecutive year.

Property operations generated gross revenues of $1,854,208 and net cash flow of $276,278, compared with gross revenues of $1,642,761 and net cash flow of $393,082 in 1993. The decline in net cash flow is primarily the result of a real estate tax refund received in 1993.

BAR GRAPH: Average Occupancy 1991-1994; bar graph depicting occupancy at each of the Partnership's four properties for the period specified.

FINANCIAL HIGHLIGHTS

(in thousands except per unit data)

                        1994            1993

Gross Revenues          $10,485         $ 9,561
Total Expenses           10,348           9,043
Net Income                  137             518
Cash Distributions
per Unit*                   .30             .30

*   There are 4,827,500 units outstanding.

- -       The increase in gross revenues in 1994 is primarily due to increased rental income, resulting from increased occupancy levels at the Partnership's properties, especially Ocean House and Nohl Ranch.

- -       The increase in total expenses is largely due to the provision for earthquake loss of $750,000, the increase in payroll as a result of the implementation of the assisted living program at Nohl Ranch and the payment of incentive management fees at each of the properties during the year.

- -       Net income declined in 1994, largely due to the earthquake loss of
$750,000 recorded during the year. Without the earthquake loss, net income was $887,035.

Consolidated Financial Statements

Consolidated Balance Sheets December 31, 1994 and 1993

Assets                          1994            1993

Real estate:
        Land                    $ 4,824,699     $ 4,824,699
        Buildings and
        improvements             37,839,781      38,308,877

                                 42,664,480      43,133,576
        Less- accumulated
        depreciation            (13,665,635)    (11,875,602)

                                 28,998,845      31,257,974
Cash and cash equivalents         3,305,871       2,058,534
Prepaid expenses                    154,366         148,958

                Total Assets    $32,459,082     $33,465,466


Liabilities and Partners' Capital

Liabilities:
        Accounts payable
        and accrued expenses    $   413,367     $   148,603
        Deferred rent payable     1,100,379       1,054,983
        Due to affiliates           215,000         206,699
        Security deposits
        payable                     145,775         144,775
        Distribution payable        365,720         365,720

             Total Liabilities    2,240,241       1,920,780

Partners' Capital (Deficit):
        General Partner             (27,938)        (14,678)
        Limited Partners         30,246,779      31,559,364

           Total Partners'
           Capital               30,218,841      31,544,686

           Total Liabilities
           and Partners'
           Capital              $32,459,082     $33,465,466




Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                General         Limited         Total
                                Partner's       Partners'       Partners'

Balance at January 1, 1992      $    1,169      $33,172,280     $33,173,449
Net loss                                 -          (44,154)        (44,154)
Distributions                       (6,400)        (633,609)       (640,009)

Balance at December 31, 1992        (5,231)      32,494,517      32,489,286
Net income                           5,183          513,097         518,280
Distributions                      (14,630)      (1,448,250)     (1,462,880)

Balance at December 31, 1993       (14,678)      31,559,364      31,544,686
Net income                           1,370          135,665         137,035
Distributions                      (14,630)      (1,448,250)     (1,462,880)

Balance at December 31, 1994    $  (27,938)     $30,246,779     $30,218,841

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                          1994            1993            1992

Rental                          $10,386,764     $ 9,525,552     $ 9,120,187
Interest                             97,928          35,836          14,843

        Total Income             10,484,692       9,561,388       9,135,030

Expenses

Payroll                           2,884,586       2,667,725       2,689,911
Depreciation                      1,790,033       1,802,859       1,794,099
Rent and utilities                1,621,004       1,570,083       1,579,977
General and administrative        1,427,356       1,129,202       1,200,923
Supplies                          1,020,782         992,895         993,063
Repairs and maintenance             490,095         538,058         372,776
Real estate taxes                   323,412         309,855         469,122
Travel and entertainment             40,389          32,431          79,313
Earthquake loss                     750,000               -               -

        Total Expenses           10,347,657       9,043,108       9,179,184

        Net Income (Loss)       $   137,035     $   518,280     $   (44,154)

Net Income (Loss) Allocated:

To the General Partner          $     1,370     $     5,183     $         -
To the Limited Partners             135,665         513,097         (44,154)

                                $   137,035     $   518,280     $   (44,154)

Per limited partnership unit
        (4,827,500 outstanding) $       .03     $       .11     $      (.01)

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:

                                1994            1993            1992

Net income (loss)               $  137,035      $  518,280      $  (44,154)
Adjustments to reconcile net
income (loss) to net cash
provided by operating
activities:
   Depreciation                  1,790,033       1,802,859       1,794,099
   Provision for earthquake
   loss                            750,000               -               -
   Increase (decrease) in
   cash arising from changes
   in operating assets and
   liabilities:
      Prepaid expenses              (5,408)        (73,204)         34,751
      Accounts payable and
      accrued expenses             216,935         (13,734)        (35,702)
      Deferred rent payable         45,396          45,396         225,395
      Due to affiliates              8,301         (28,349)         19,962
      Security deposits payable      1,000           7,950           1,325
      Accrued real estate taxes          -               -        (228,650)

Net cash provided by
operating activities             2,943,292       2,259,198       1,767,026

Cash Flows from
Investing Activities:

   Additions to real estate       (233,075)        (32,879)       (270,823)

Net cash used for investing
activities                        (233,075)        (32,879)       (270,823)

Cash Flows from
Financing Activities:

Distributions paid to partners	(1,462,880)	(1,097,160)	(1,301,960)

Net cash used for
financing activities            (1,462,880)     (1,097,160)     (1,301,960)

Net increase in cash
and cash equivalents             1,247,337       1,129,159         194,243
Cash and cash equivalents
at beginning of year             2,058,534         929,375         735,132

Cash and cash equivalents
at end of year                  $3,305,871      $2,058,534      $  929,375

Supplemental Disclosure of
Noncash Investing Activities:

Capital expenditures funded
through accounts payable        $   47,829      $        -      $        -

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
Senior Income Fund L.P. (the "Partnership"), a Delaware limited partnership (see below), was formed on October 14, 1986 for the purpose of acquiring a general partnership interest in Shearson August Property Partnership (the "Property Partnership"), a California general partnership. The Property Partnership was formed to acquire and operate four specified senior residential properties (the "Properties", see Note 7). The General Partner of the Partnership is Senior Income Fund Inc., (the "General Partner"), a Delaware corporation, and an affiliate of Lehman Brothers Inc. (see below). The sole limited partner of the Property Partnership is August Financial Partners II ("AFP-II"), an affiliate of August Financial Corporation ("August"). The Partnership will continue until December 31, 2036, unless terminated sooner in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman Brothers"). The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 29, 1993, the Shearson Lehman Senior Income Fund, Inc. General Partner changed its name to Senior Income Fund Inc., and effective December 23, 1993, Shearson Lehman Senior Income Fund Limited Partnership changed its name to Senior Income Fund L.P.

The initial capital contributions to the Partnership totaled $110, representing capital contributions of $100 by the General Partner and $10 by Shearson Lehman Senior Depositary, Inc. (the Assignor Limited Partner).

The agreement of limited partnership authorized the issuance of 4,827,500 depositary units at $10 per unit, which represent assignments of economic and certain other rights attributable to the partnership interests. The offering period ended on March 17, 1987, at which time 4,827,500 depositary units had been issued.

On March 25, 1987, the Property Partnership acquired the Properties from Senior Inns of America Venture, an affiliate of August, for an aggregate purchase price of $40,400,000, which was reduced by $1,491,664, the amount of purchase price holdback used to cover the minimum yield guaranty (see Note 4). In addition, an affiliate of the General Partner received $2,400,000 (see Note 7) in connection with the acquisition of the Properties. In December 1986, August had purchased a 100% interest in Senior Inns of America Venture for $38,000,000.

2. Significant Accounting Policies

Financial Statements. The consolidated financial statements include the accounts of the Partnership and the Property Partnership. The effect of transactions between the Partnership and the Property Partnership have been eliminated in consolidation.

Cash Equivalents. Cash equivalents consist of short-term highly liquid investments, primarily commercial paper, which have maturities of three months or less from the date of purchase. Certain cash reflected on the Partnership's balance sheet at December 31, 1994 was on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

Concentration of Credit Risk. Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Real Estate Investments. Real estate investments are stated at the lower of cost or net realizable value and include the initial purchase price of the property, legal fees, acquisition and closing costs.

Leases are accounted for under the operating method. Under this method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases are generally for terms of one year or less.

Depreciation is computed using the straight-line method based upon the estimated useful lives of the properties. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their useful lives.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

In 1994, (see Note 11), the Partnership suffered earthquake damages and consequently, a net building basis adjustment and corresponding reduction in depreciation expense resulted.

Income Taxes. No provision for income taxes has been made in the financial statements since income, losses and tax credits are passed through to the individual partners.

3. Partnership Agreement
The Partnership Agreement provides for the allocation of Income, Losses, Distributions of Net Cash Flow from Operations, Distributions of Net Proceeds from Interim Capital Transactions and Distributions of Net Proceeds upon Dissolution, as follows:

Income. Income is allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received their Preferred Return, as defined. The balance is allocated 95% to the Limited Partners and 5% to the General Partner.

Losses. Losses are allocated to the General Partner and Limited Partners in proportion to, and to the extent of their positive capital account balances, as defined. At such time as the partners' capital account balances are zero, losses will be allocated in the same proportion as distributions.

Distributions of Net Cash Flow from Operations. Net Cash Flow from Operations with respect to each fiscal year will generally be distributed 99% to the Limited Partners and 1% to the General Partner, until such time as each Limited Partner has received an amount equal to his Preferred Return, as defined. The Partnership's share of any remaining Net Cash Flow from Operations will be distributed 95% to the Limited Partners and 5% to the General Partner.

Distributions of Net Proceeds from Interim Capital Transactions. Net Proceeds from Interim Capital Transactions, as defined, generally will be distributed 99% to the Limited Partners and 1% to the General Partner until each Limited Partner has received an amount equal to his unpaid Cumulative Preferred Return and Unrecovered Capital, as defined. The Partnership's share of any excess Net Proceeds will be distributed 95% to the Limited Partners and 5% to the General Partner.

Distributions of Net Proceeds upon Dissolution. Distributions in dissolution will be made in proportion to partners' capital accounts. It is anticipated that Net Proceeds from any final liquidation of the Partnership's assets generally will be distributed 99% to the Limited Partners and 1% to the General Partner until each Limited Partner has received an amount equal to any unpaid Preferred Return and his Unrecovered Capital as defined. The Partnership's share of any excess Net Proceeds generally will be distributed 95% to the Limited Partners and 5% to the General Partner.

4. Minimum Yield Guaranty and Litigation Settlement
In connection with the acquisition of the Properties, AFP-II provided a minimum yield guaranty which expired December 31, 1989 to the Partnership that the Properties would generate sufficient revenues to fund all operating expenses and pay the Partnership a minimum 9.09% yield on its Invested Capital, as defined. To the extent net operating cash flows were not sufficient to provide the minimum yield, additional amounts were to be funded by AFP-II. On February 15, 1989, the Partnership was informed by AFP-II and August that they were financially unable to meet any continuing minimum yield obligations. Subsequently, several class action lawsuits were commenced against the Partnership. In October 1989, the Partnership entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement"). Under the terms of the Settlement, AFP-II was required to pay $2,500,000 which amount was deemed to be additional invested capital and was fully offset by an expense allocation. AFP-II has no further obligation to fund any amounts under the minimum yield guaranty. Additional amounts owed to the partners under the minimum yield guaranty for the default period amounted to $1,750,000 and were paid directly by the Lehman Brothers Group, Inc. ("Group"), an affiliate of the General Partner in February 1990. The Group's share of the minimum yield guaranty has not been reflected in the accompanying financial statements, since Group, while an affiliate of the General Partner, is not a partner.

Additional terms of the Settlement stipulate the following: (1) Group will provide a minimum yield guaranty to the partners of 4.5% and 5.25% for the years ended December 31, 1990 and 1991, respectively; (2) the Property Partnership Agreement has been amended, reducing to 5% AFP-II's share of potential distributions on dissolution and liquidation of the Property Partnership (see Note 7); and (3) any amounts of unpaid Preferred Return (see
Note 3) which accrue after January 1, 1990 through the dissolution and liquidation of the Partnership shall earn a 9% return, up to a maximum of $10,000,000. Previously, the unpaid preferred return was non-interest bearing.

5. Property Management
As of April 6, 1988, the Partnership entered into a Property Management Agreement with Leisure Care, Inc., (the "Operator"), which is not affiliated with the General Partner or AFP-II. The Operator supervises the day-to-day management of the Properties and acts as nonexclusive leasing agent for the Properties.

On January 1, 1990 an amendment to the Property Management Agreement was executed between the General Partner and the Operator and was effective through December 31, 1993. Certain terms of the Property Management Agreement have been modified as set forth in the amendment. Changes with respect to compensation and/or fees are summarized herein: (i) for services rendered by the Operator, a base monthly management fee will be paid for each property equal to 4% of the operating revenue of each property; (ii) the marketing incentive fee is deleted in its entirety from the Property Management Agreement and (iii) the performance incentive fee will be deleted in its entirety and replaced with the following terms: The Operator shall be entitled to payment of a performance incentive fee in an amount equal to an additional 3% of the operating revenue of the Properties. The performance incentive fee shall be payable only for the years during which the Properties have produced pre-debt profits in excess of the pre-debt profits threshold as defined, and, in no event shall the performance incentive fee exceed the amount of the excess pre-debt profits, as defined. The Operator is also entitled to a performance bonus in an amount equal to 25% of any excess pre-debt profits. Each of the parties may terminate the agreement at any time upon a default of the other party. The Property Partnership shall have the right upon 30 days prior written notice to the Operator to terminate the agreement under certain circumstances, as defined. In addition, the Operator will also be reimbursed for certain expenses incurred in connection with the Properties.

On December 31, 1993, the original Property Management Agreement expired and an extension was executed between the General Partner and the Operator which is effective through June 30, 1995. Certain terms of the original Property Management Agreement have been modified as set forth in the extension. Changes with respect to compensation and/or fees are summarized herein: (i) for services rendered by the Operator, a base monthly management fee will be paid for each property equal to 3% of the monthly collected gross income from each property; (ii) for any remodel or addition to any of the properties costing in excess of $10,000, the Owner shall pay Operator additional fees equal to 10% of the total cost of the work managed by Operator. The fees shall be paid monthly to Operator as costs are incurred; (iii) the performance incentive fee has been replaced with the following terms: The Operator shall be entitled to payment of three different types of performance incentive fees which shall be paid on an estimated basis each month based on the year-to-date figures available for that month. The Net Profit Incentive Fee, as defined in the Property Management Agreement, equals 100% of the amount, if any, by which net profit for all properties exceeds a yearly threshold amount. The Post-Replacement Reserve Incentive Fee, as defined in the Property Management Agreement, equals 100% of the total excess net profit, if any, for all of the properties after deducting an amount equal to 2% of the gross income. The Profit Sharing Incentive Fee, as defined in the Property Management Agreement, equals 25% of the final profit amount, if any, for all of the properties. However, each of the three incentive fees will not exceed 1% of the total gross income for all of the properties in any one year. Each of the parties may terminate the agreement for any reason or no reason at all, upon 60 days prior written not ice to the other party. In addition, the Operator will also be reimbursed for certain expenses incurred in connection with the Properties.

Management fees for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $312,000, $381,000 and $365,000, respectively. The Operator was owed approximately $55,000, $32,000 and $30,000 at December 31, 1994, 1993
and 1992, respectively.

For the year ended December 31, 1994, the Operator earned $264,953 in performance incentive fees. Due to economic conditions for the years ended 1993 and 1992, the Operator did not earn a performance incentive fee nor a performance bonus.

6. Related Party Transactions
The General Partner or its affiliates were reimbursed for administrative expenses of approximately $61,000, $54,000 and $62,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The General Partner or its affiliates were owed approximately $215,000, $207,000 and $235,000 at December 31, 1994, 1993 and 1992, respectively.

7. Real Estate
The following table sets forth the purchase price for each of the Properties, which amounts do not include the amount of the purchase price holdback and related acquisition expenses:

                                                        Initial
                        # of                            Acquisition
        Property Name   Units   Location                Cost

        Pacific Inn     134     Torrance, California    $13,927,368
        Nohl Ranch Inn  133     Anaheim, California      12,864,211
        Ocean House     119     Santa Monica, California  7,761,053
        Prell Gardens   102     Van Nuys, California      5,847,368

                                                        $40,400,000


The acquisition fee of $2,400,000 paid to Lehman Brothers, and certain other costs of $631,868 related to the acquisition of the Properties have been allocated on a pro rata basis to the assets acquired.

The Property Partnership Agreement. With respect to the Property Partnership, the Partnership had a 100% interest, during the guaranty period (through December 31, 1989), in the income, losses and cash distributions of the Property Partnership, other than expenses and deductions allocable to AFP-II to the extent of its funding of the Minimum Yield Guaranty (see Note 4). After the guaranty period, all income, losses and cash distributions will be allocated 100% to the Partnership until it receives its Cumulative Preferred Return, as defined, and thereafter 99.5% to the Partnership and .5% to AFP-II.

Distributions of Net Cash Flow from Operations, Net Proceeds from Interim Capital Transactions and Net Proceeds upon Dissolution will generally be distributed 95% to the Partnership and 5% to AFP-II.

8. Distributions Paid
Cash distributions, per the consolidated statements of partners' capital, are recorded on the accrual basis, which recognize specific record dates for payments within each calendar year. The consolidated statements of cash flows recognize actual cash distributions paid during the calendar year. The following table discloses the annual amounts as presented on the consolidated financial statements:

                Distributions                                      Distributions
                Payable            Distributions   Distributions   Payable
                Beginning of Year  Declared        Paid            December 31

        1994    $  365,720         $1,462,880      $1,462,880      $  365,720
        1993             -          1,462,880       1,097,160         365,720
        1992       661,951            640,009       1,301,960               -


9. Commitments
The land on which Ocean House is located is leased to the Partnership under a ground lease which expires in 2016. The lease carries renewal options for two 33-year periods. Under the ground lease, a sale of Ocean House by the Partnership will require the consent of the lessor, which consent shall not be unreasonably withheld. The Partnership is recording ground rent expense on a straight-line basis, at an annual amount of $921,396, resulting in deferred ground rent payable.

Future minimum rental payments to be paid under the ground lease at December 31, 1994 are as follows:


	1995		$	876,000
	1996			876,000
	1997			876,000
	1998			876,000
	1999			876,000
        Thereafter           16,607,000

                        $    20,987,000



10. Reconciliation of Net Income (Loss) to Taxable Income (Loss)
The following is a reconciliation of the net income (loss) for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 1994, 1993 and 1992:

                                1994            1993            1992

Net income (loss) per
financial statements            $  137,035      $  518,280      $  (44,154)

Depreciation deducted for tax
purposes in excess of
depreciation expense per
financial statements               (69,673)       (132,026)       (132,024)

Tax basis Property Partnership
net income (loss) in excess
of GAAP basis Property
Partnership net income           1,003,399        (141,972)       (431,914)

Other                                  514             536             272

Taxable net income (loss)       $1,071,275      $  244,818      $ (607,820)


The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 1994, 1993 and 1992.

                                1994            1993            1992

Partners' capital per
financial statements            $30,218,841     $31,544,686     $32,489,286

Adjustment for cumulative
difference between
tax basis net income (loss)
and net income (loss) per
financial statements             (2,456,074)     (3,389,800)     (3,115,802)

Partners' capital per
tax return                      $27,762,767     $28,154,886     $29,373,484


11. Earthquake Loss
As a result of an earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement cost of the property, as determined by independent appraisal. The General Partner engaged an independent appraiser to determine the replacement costs which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, and will be funded from Partnership cash reserves. The provision for earthquake loss is $750,000 which represents the estimated insurance deductibles for the two properties.

The building basis costs of Ocean House and Prell Gardens have been reduced by the provision for earthquake loss. As repairs are incurred, the basis of the buildings will be restored to their original levels. As of December 31, 1994, Ocean House and Prell Gardens incurred earthquake repairs of $159,763 and $41,110, respectively. Consequently, the net building basis reduction is $549,127 at December 31, 1994.

The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner and the City of Santa Monica as it relates to the Ocean House Property, that the repairs to date, at both Ocean House and Prell Gardens, have rendered the buildings safe for continued occupancy. The engineer is in the process of determining the extent of additional work necessary at both buildings to increase their ability to withstand future earthquakes. The cost of such work will be determined after further engineering studies have been completed. The General Partner intends to aggressively pursue reimbursement from the insurance carrier for any additional costs, less the deductible under the Partnership's insurance policy. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover any work that may be performed.

Following the earthquake, both Properties experienced increases in tenant occupancy due to the availability of vacant units which were rented to displaced parties and therefore, rental income was not adversely affected.

Report of Independent Accountants


To the Partners of
Senior Income Fund L.P.:

We have audited the consolidated balance sheets of Senior Income Fund Limited Partnership, a Delaware limited partnership, and Consolidated Venture as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senior Income Fund Limited Partnership, a Delaware limited partnership, and Consolidated Venture as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 20, 1995

Report of Independent Accountants

Our report on the financial statements of Senior Income Fund Limited Partners, a Delaware Limited Partnership, and Consolidated Venture has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Senior Income Fund Limited Partnership for the year ended December 31, 1994. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 20, 1995

SENIOR INCOME FUND L.P.
(a Delaware Limited Partnership)
and Consolidated Partnership

Schedule III - Real Estate and Accumulated Depreciation

December 31, 1994




			Initial Cost to Partnership



                                                                Buildings and
Description(1)          Encumbrances (2)   Land                 Improvements

Ocean House
Santa Monica, CA        $   -              $         -          $ 7,496,394

Prell Gardens
Van Nuys, CA                -                1,441,614            4,613,166

Pacific Inn
Torrance, CA                -                2,402,690           11,436,807

Nohl Ranch Inn
Anaheim, CA                 -                  816,915           12,157,614

                        $   -              $ 4,661,219          $35,703,981

SENIOR INCOME FUND L.P.
(a Delaware Limited Partnership)
and Consolidated Partnership

Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994

		Cost Capitalized		Other Charges Add/(Deduct)
                Subsequent to Acquisition       During the Period (3)

                            Buildings and                       Buildings and
Description (1)   Land      Improvements        Land            Improvements

Ocean House
Santa Monica, CA  $      -  $1,073,819$         $       -       $   (617,260)

Prell Gardens
Van Nuys, CA       103,834     974,115            (53,274)          (379,366)

Pacific Inn
Torrance, CA       173,057     928,196            (88,789)          (422,638)

Nohl Ranch Inn
Anaheim, CA         58,840   1,028,210            (30,188)          (449,276)

                $  335,731  $4,004,340          $(172,251)      $ (1,868,540)

SENIOR INCOME FUND L.P.
(a Delaware Limited Partnership)
and Consolidated Partnership

Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994

                Gross Amount at Which Carried at Close of Period
                ------------------------------------------------
                               Buildings and                       Accumulated
Description       Land         Improvements    Total             Depreciation

Ocean House
Santa Monica, CA  $        -   $ 7,952,953     $ 7,952,953       $ 2,899,302

Prell Gardens
Van Nuys, CA       1,492,174     5,207,915       6,700,089         1,885,278

Pacific Inn
Torrance, CA       2,486,958    11,942,365      14,429,323         4,338,339

Nohl Ranch Inn
Anaheim, CA          845,567    12,736,548      13,582,115         4,542,716

                  $4,824,699   $37,839,781     $42,664,480       $13,665,635 (4)


SENIOR INCOME FUND L.P.
(a Delaware Limited Partnership)
and Consolidated Partnership

Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994


                                        Life on which
                                        Depreciation
                                        in Latest
                                        Income
                        Date            Statements
Description             Acquired        is Computed

Ocean House
Santa Monica, CA	03/25/87	(5)

Prell Gardens
Van Nuys, CA            08/22/85        (5)

Pacific Inn
Torrance, CA            08/22/85        (5)

Nohl Ranch Inn
Anaheim, CA             05/30/86        (5)

(1)  These properties are senior residential properties.

(2)  The property partnership purchased the properties on an all cash basis.

(3) In 1990, the purchased price was reduced by the amount of the purchase price holdback used to cover the minimum yield guaranty in the amount of $1,491,664; In 1994, the building basis costs of Ocean House and Prell Gardens were reduced by the provision for earthquake loss in the amount of $750,000 and increased by earthquake repairs of $200,873, resulting in a net building basis reduction of $549,127.

(4) The amount of accumulated depreciation for Federal income tax purposes is $15,452,295.

(5)  Buildings and improvements - 40 years;  personal property - 10 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate Investments:        1994            1993            1992

Beginning of year               $43,133,576     $43,100,697     $42,829,874
Acquisitions                         80,031          32,879         270,823
Write down for earthquake          (549,127)              -               -

End of year                     $42,664,480     $43,133,576     $43,100,697

Accumulated Depreciation:
Beginning of year               $11,875,602     $10,072,743     $ 8,278,644
Depreciation expense              1,790,033       1,802,859       1,794,099

End of year                     $13,665,635     $11,875,602     $10,072,743