Form 10-Q
period 1995-03-31
SENIOR INCOME FUND L P
filed 1995-05-12
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1995


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

        INDEX



                                                                        Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

                Consolidated Balance Sheets at March 31, 1995 and       3
		December 31, 1994

                Consolidated Statement of Partners' Capital
                (Deficit) for the three months ended March 31, 1995     3

                Consolidated Statements of Operations for the
                three months ended March 31, 1995 and 1994              4

                Consolidated Statements of Cash Flows for the
                three months ended March 31, 1995 and 1994              5

		Notes to the Consolidated Financial Statements		6

        Item 2.         Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                      7


PART II	OTHER INFORMATION

        Items 1-6                                                       8

        Signatures                                                      9

Consolidated Balance Sheets


                                                March 31,       December 31,
Assets                                          1995            1994

Real estate:
        Land                                    $  4,824,699     $  4,824,699
        Buildings and improvements                37,908,971       37,839,781

                                                  42,733,670       42,664,480
        Less-accumulated depreciation            (14,114,153)     (13,665,635)

                                                  28,619,517       28,998,845
Cash and cash equivalents                          3,618,212        3,305,871
Accounts receivable                                      679                -
Prepaid expenses                                     117,021          154,366

                Total Assets                    $ 32,355,429     $ 32,459,082


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and accrued expenses   $    479,958     $    413,367
        Deferred rent payable                      1,111,727        1,100,379
        Due to affiliates                            210,276          215,000
        Security deposits payable                    150,000          145,775
        Distributions payable                        365,720          365,720

                Total Liabilities                  2,317,681        2,240,241

Partners' Capital (Deficit):
        General Partner                              (29,749)         (27,938)
        Limited Partners                          30,067,497       30,246,779

                Total Partners' Capital           30,037,748       30,218,841

                Total Liabilities and
                Partners' Capital               $ 32,355,429     $ 32,459,082



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995


                                General         Limited
                                Partner         Partners        Total

Balance at December 31, 1994    $(27,938)       $30,246,779     $30,218,841
Net income                         1,846            182,781         184,627
Distributions                     (3,657)          (362,063)       (365,720)

Balance at March 31, 1995       $(29,749)       $30,067,497     $30,037,748



See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations
For the three months ended March 31, 1995 and 1994


Income                                  1995            1994

Rental                                  $2,631,174     $2,500,870
Interest                                    41,475         15,697

        Total Income                     2,672,649      2,516,567

Expenses

Payroll                                    718,138        647,865
Depreciation                               448,518        451,044
Rent and utilities                         393,789        410,198
General and administrative                 429,882        397,046
Supplies                                   256,926        243,695
Repairs and maintenance                    132,340        118,767
Real estate taxes                           98,042         99,750
Travel and entertainment                    10,387          5,294
Earthquake loss                                  -        694,207

        Total Expenses                   2,488,022      3,067,866

                Net Income (Loss)       $  184,627     $ (551,299)

Net Income (Loss) Allocated:

To the General Partner                       1,846              -
To the Limited Partners                    182,781       (551,299)

                                        $  184,627     $ (551,299)

Per limited partnership unit
        (4,827,500 outstanding)               $.04          $(.11)



See accompanying notes to the consolidated financial statements.


Consolidated Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:           1995            1994

Net income (loss)                               $  184,627      $ (551,299)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
        Depreciation                               448,518         451,044
        Provision for earthquake loss                    -         694,207
        Increase (decrease) in cash arising
        from changes in operating assets and
        liabilities:
                Accounts receivable                   (679)              -
                Prepaid expenses                    37,345          69,962
                Accounts payable and
                accrued expenses                    66,591         153,495
                Deferred rent payable               11,348          11,349
                Due to affiliates                   (4,724)         (7,705)
                Security deposits payable            4,225          (2,075)

Net cash provided by operating activities          747,251         818,978

Cash Flows from Investing Activities:

        Additions to real estate                   (69,190)        (78,523)

Net cash used for investing activities             (69,190)        (78,523)

Cash Flows from Financing Activities:

        Distributions paid to partners            (365,720)       (365,720)

Net cash used for financing activities            (365,720)       (365,720)

Net increase in cash and cash equivalents          312,341         374,735
Cash and cash equivalents
at beginning of period                           3,305,871       2,058,534

Cash and cash equivalents at end of period      $3,618,212      $2,433,269



See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1994, or the following material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Earthquake Loss
As a result of an earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Partnership's properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement costs of the properties, as determined by an independent appraisal. The General Partner engaged an independent appraiser to determine the replacement costs, the Partnership's deductible portion of which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, and will be funded from Partnership cash reserves.

The building basis costs of Ocean House and Prell Gardens have been reduced by $320,187 and $190,840, respectively, which represent the Partnership's estimated share of insurance deductibles, net of improvements to date, for earthquake damage. As these costs continue to be incurred, the buildings will be brought back to their original basis. As of March 31, 1995, Ocean House and Prell Gardens incurred earthquake repairs of $179,813 and $59,160, respectively. Consequently, the net building basis reduction is $511,027 at March 31, 1995.

The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner, and the City of Santa Monica as it relates to the Ocean House Property, that the repairs to date, at both Ocean House and Prell Gardens, have rendered the buildings safe for continued occupancy. The engineer is in the process of determining the extent of additional work necessary at both buildings to increase their ability to withstand future earthquakes. The cost of such work will be determined after further engineering studies have been completed. The General Partner intends to aggressively pursue the reimbursement from the insurance carrier for any additional costs, less the deductible under the Partnership's insurance policy. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover any work that may be performed.

Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash and cash equivalents of $3,618,212 compared with $3,305,871 at December 31, 1994. The increase is primarily attributable to net cash from operations exceeding capital improvement costs and cash distributions.

As a result of an earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Partnership's properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement costs of the properties, as determined by an independent appraisal. The General Partner engaged an independent appraiser to determine the replacement costs, the Partnership's deductible portion of which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, and will be funded from Partnership cash reserves.

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

The building basis costs of Ocean House and Prell Gardens have been reduced by $320,187 and $190,840, respectively, which represent the Partnership's estimated share of insurance deductibles, net of improvements to date, for earthquakes damage. As these costs continue to be incurred, the buildings will be brought back to their original basis. As of March 31, 1995, Ocean House and Prell Gardens incurred earthquake repairs of $179,813 and $59,160, respectively. Consequently, the net building basis reduction is $511,027 at March 31, 1995.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended March 31, 1995 which will be paid to investors on or about May 15, 1995. The General Partner anticipates that the Partnership's net cash flow will be sufficient to maintain this distribution level throughout 1995, however, the amount and timing of distributions will be reviewed on a quarterly basis.

Results of Operations

Partnership operations resulted in net income of $184,627 for the three months ended March 31, 1995, compared with a net loss of $551,299 for the three months ended March 31, 1994. The increase in net income can be attributed primarily to the costs associated with the earthquake in the comparable 1994 period, as discussed, and an increase in 1995 rental income offset partially by higher payroll, general and administrative, and repairs and maintenance expenses.

Rental income for the three months ended March 31, 1995 was $2,631,174, compared with $2,500,870 for the corresponding period in 1994. The increase can be attributed to higher rental income at Pacific Inn and Nohl Ranch due to improved average occupancy during 1995. Interest income for the quarter ended March 31, 1995 was $41,475, compared with $15,697 for the quarter ended March 31, 1994. The increase reflects higher average cash balances maintained and higher interest rates in 1995.

Total expenses were $2,488,022 for the three months ended March 31, 1995, compared with $3,067,866 for the three months ended March 31, 1994. The decrease is primarily due to the provision for earthquake loss of $694,207 for the three months ended March 31, 1994. Payroll expenses were $718,138 for the three months ended March 31, 1995 as compared to $647,865 for the three months ended March 31, 1994. The increase is due to higher costs associated with the assisted living programs instituted at Ocean House and Nohl Ranch. General and administrative expenses were $429,882 and $397,046 for the three months ended March 31, 1995 and March 31, 1994, respectively. The increase is primarily the result of higher insurance costs at all four properties.
 Repairs and maintenance expense increased to $132,340 for the three months ended March 31, 1995 compared to $118,767 from the comparable 1994 period.
 The increase is primarily attributable to carpet replacement and plumbing repairs at Prell Gardens.

For the three months ended March 31, 1995, and 1994, the average occupancy levels for the properties were as follows:

        Property                1995            1994

        Ocean House             91%             93%
        Pacific Inn             98%             92%
        Prell Gardens           92%             96%
        Nohl Ranch              91%             79%

        Average Occupancy       93%             90%


PART II	OTHER INFORMATION


Items 1-5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K.

	(a)  Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period covered by this report.

             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SENIOR INCOME FUND L.P.

                                BY:     SENIOR INCOME FUND INC.
                                        General Partner




Date:   May 12, 1995            BY:     /s/ Moshe Braver
                                        President, Director and
                                        Chief Operating Officer



Date:  May 12, 1995             BY:     /s/ Sean Donahue
                                        Vice President and
                                        Chief Financial Officer