Form 10-Q
period 1995-06-30
SENIOR INCOME FUND L P
filed 1995-08-14
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


	OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-9921


	SENIOR INCOME FUND L.P.
	(Exact name of registrant as specified in its charter)




Delaware                                13-3392077
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                    10285
(Address of principal executive offices)		(Zip Code)

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


Consolidated Balance Sheets


                                        June 30,        December 31,
Assets                                  1995            1994

Real estate:
        Land                            $  4,824,699    $  4,824,699
        Buildings and improvements        37,988,431      37,839,781

                                          42,813,130      42,664,480
        Less accumulated depreciation    (14,562,881)    (13,665,635)

                                          28,250,249      28,998,845
Cash and cash equivalents                  3,424,385       3,305,871
Prepaid expenses                             204,341         154,366

                Total Assets            $ 31,878,975    $ 32,459,082


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and
   accrued expenses                     $    209,458    $    413,367
   Deferred rent payable                   1,123,076       1,100,379
   Due to affiliates                         214,198         215,000
   Security deposits payable                 150,500         145,775
   Distributions payable                     365,720         365,720

        Total Liabilities                  2,062,952       2,240,241

Partners' Capital (Deficit):
        General Partner                      (31,966)        (27,938)
        Limited Partners                  29,847,989      30,246,779

                Total Partners' Capital   29,816,023      30,218,841

                Total Liabilities
                and Partners' Capital   $ 31,878,975    $ 32,459,082


Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995


                                General         Limited         Total
                                Partner         Partners        Partners

Balance at December 31, 1994    $ (27,938)      $30,246,779     $30,218,841
Net income                          3,286           325,336         328,622
Distributions                      (7,314)         (724,126)       (731,440)

Balance at June 30, 1995        $ (31,966)      $29,847,989     $29,816,023


Consolidated Statements of Operations


                                Three months ended        Six months ended
                                     June 30,                 June 30,
Income                       1995          1994          1995        1994

Rental                       $2,666,670    $2,584,875    $5,297,844  $5,085,745
Interest                         41,868        13,621        83,343      29,318

        Total                 2,708,538     2,598,496     5,381,187   5,115,063

Expenses

Payroll                         797,464       757,331     1,515,602   1,458,039
Depreciation                    448,728       451,837       897,246     902,881
Rent and utilities              430,808       405,380       824,597     815,578
General and administrative      355,759       317,225       785,641     661,428
Supplies                        273,021       255,777       529,947     499,472
Repairs and maintenance         148,543       106,176       280,883     224,943
Real estate taxes               103,532        98,250       201,574     198,000
Travel and entertainment          6,688         7,341        17,075      12,635
Earthquake loss                       -             -             -     694,207

        Total Expenses        2,564,543     2,399,317     5,052,565   5,467,183

          Net Income (Loss)  $  143,995    $  199,179    $  328,622  $ (352,120)

Net Income (Loss) Allocated:

To the General Partner       $    1,440    $        -    $    3,286  $        -
To the Limited Partners         142,555       199,179       325,336    (352,120)

                             $  143,995    $  199,179    $  328,622  $ (352,120)

Per limited partnership unit
        (4,827,500 outstanding)    $.03          $.04          $.07       $(.07)



Consolidated Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:           1995            1994

Net income (loss)                               $   328,622     $  (352,120)
Adjustments to reconcile
net income (loss) to net cash
provided by operating activities:
        Depreciation                                897,246         902,881
        Provision for earthquake loss                     -         694,207
        Increase (decrease) in
        cash arising from changes
	in operating assets and liabilities:
                Prepaid expenses                    (49,975)         64,356
                Accounts payable and
                accrued expenses                   (203,909)         35,191
                Deferred rent payable                22,697          22,698
                Due to affiliates                      (802)            836
                Security deposits payable             4,725           3,000

Net cash provided by operating activities           998,604       1,371,049

Cash Flows from Investing Activities:

        Additions to real estate                   (148,650)       (222,889)

Net cash used for investing activities             (148,650)       (222,889)

Cash Flows from Financing Activities:

        Distributions paid to partners             (731,440)       (731,440)

Net cash used for financing activities             (731,440)       (731,440)

Net increase in cash and cash equivalents           118,514         416,720
Cash and cash equivalents
at beginning of period                            3,305,871       2,058,534

Cash and cash equivalents at end of period      $ 3,424,385     $ 2,475,254


Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, or the following material contingencies exist, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

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

The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner, and the City of Santa Monica as it relates to the Ocean House property, that the repairs to date, at both Ocean House and Prell Gardens, have rendered the buildings safe for continued occupancy. The engineer has further concluded that additional structural improvements will be required to bring the properties up to current building codes and to increase their ability to withstand future earthquakes. Preliminary estimates suggest that the cost of these additional repairs approximate $.5 million for Prell Gardens and $1.6 million for Ocean House. The insurance carrier has preliminarily indicated that it will not reimburse the Partnership for all of these additional costs. The General Partner is aggressively pursuing reimbursement from the insurance carrier for these additional costs, less the deductible, under the Partnership's insurance policy, and, if necessary, may seek a satisfactory resolution through the commencement of a legal action against the insurance carrier and/or the insurance broker. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover these structural improvements, however, any such funding could adversely impact the Partnership's cash flow, and, therefore, could result in a temporary suspension of cash distributions.

The building basis costs of Ocean House and Prell Gardens have been reduced by $268,837 and $181,430, respectively, which represent the Partnership's estimated share of insurance deductibles, net of improvements to date, for earthquake damage. As these costs continue to be incurred, the buildings will be brought back to their original basis. As of June 30, 1995, Ocean House and Prell Gardens incurred earthquake repairs of $231,163 and $68,570, respectively. Consequently, the net building basis reduction is $450,267 at June 30, 1995.

Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash and cash equivalents of $3,424,385 compared with $3,305,871 at December 31, 1994. The increase is attributable to net cash from operations exceeding capital improvement costs and cash distributions.

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

The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner, and the City of Santa Monica as it relates to the Ocean House property, that the repairs to date, at both Ocean House and Prell Gardens, have rendered the buildings safe for continued occupancy. The engineer has further concluded that additional structural improvements will be required to bring the properties up to current building codes and to increase their ability to withstand future earthquakes. Preliminary estimates suggest that the cost of these additional repairs approximate $.5 million for Prell Gardens and $1.6 million for Ocean House. The insurance carrier has preliminarily indicated that it will not reimburse the Partnership for all of these additional costs. The General Partner is aggressively pursuing reimbursement from the insurance carrier for these additional costs, less the deductible, under the Partnership's insurance policy, and, if necessary, may seek a satisfactory resolution through the commencement of a legal action against the insurance carrier and/or the insurance broker. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover these structural improvements, however, any such funding could adversely impact the Partnership's cash flow, and, therefore, could result in a temporary suspension of cash distributions.

The building basis costs of Ocean House and Prell Gardens have been reduced by $268,837 and $181,430, respectively, which represent the Partnership's estimated share of insurance deductibles, net of improvements to date, for earthquake damage. As these costs continue to be incurred, the buildings will be brought back to their original basis. As of June 30, 1995, Ocean House and Prell Gardens incurred earthquake repairs of $231,163 and $68,570, respectively. Consequently, the net building basis reduction is $450,267 at June 30, 1995.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended June 30, 1995 which will be paid to investors on or about August 15, 1995. As stated above, the outcome of the Partnership's efforts to obtain reimbursement from the insurance carrier for all structural improvements required to bring Ocean House and Prell Gardens up to current building codes and to increase their ability to withstand future earthquakes could result in a temporary suspension of cash distributions should the General Partner conclude that cash reserves are at risk of being depleted below levels deemed acceptable for maintaining Partnership operations.

Results of Operations

Partnership operations resulted in net income of $143,995 and $328,622 for the three and six months ended June 30, 1995, compared with net income of $199,179 and a net loss of $352,120 for the three and six months ended June 30, 1994. The decrease in net income for the three-month period can be attributed primarily to higher expenses in all categories except depreciation and travel, which was partially offset by higher rental and interest income. For the six-month period, the change from net loss to net income is attributable to the provision for earthquake loss recorded in the corresponding 1994 period and an increase in rental and interest income. These changes were offset by higher expenses in all categories except depreciation.

Rental income for the three and six months ended June 30, 1995 was $2,666,670 and $5,297,844, respectively, compared with $2,584,875 and $5,085,745 for the corresponding periods in 1994. The increase is primarily attributable to higher rental income at Nohl Ranch Inn and Pacific Inn due to improved average occupancy during 1995. Interest income for the three and six months ended June 30, 1995 was $41,868 and $83,343 compared with $13,621 and $29,318 for the corresponding 1994 periods. The increase reflects higher average cash balances maintained and higher interest rates in 1995.

Total expenses were $2,564,543 and $5,052,565 for the three and six months ended June 30, 1995, compared with $2,399,317 and $5,467,183 for the three and six months ended June 30, 1994. The 7% increase for the three-month period is attributable to increases in most expense categories except depreciation and travel. Repair and maintenance expenses and general and administrative expenses increased $42,367 and $38,534, respectively, for the three-month period, as a result of property improvements and increased insurance expenses at each of the properties. For the six-month period, the 8% decrease in expenses is due to the provision for earthquake loss of $694,207 recorded for the six months ended June 30, 1994. Excluding this expense, expenses increased 6% for the six-month period, largely due to increased repairs and maintenance and general and administrative expenses, for the reasons cited above.

For the six months ended June 30, 1995, and 1994, the average occupancy levels for the properties were as follows:

        Property                1995            1994

        Nohl Ranch              94%             79%
        Ocean House             91%             95%
        Pacific Inn             96%             93%
        Prell Gardens           95%             96%

        Average Occupancy       94%             91%

PART II	OTHER INFORMATION


Items 1-5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K.

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


                                        SENIOR INCOME FUND L.P.

                                BY:     SENIOR INCOME FUND INC.
                                        General Partner

Date:   August 11, 1995         BY:     /s/ Moshe Braver
                                        President, Director and
                                        Chief Operating Officer



Date:  August 11, 1995          BY:     /s/ Sean Donahue
                                        Vice President and
                                        Chief Financial Officer