Form 10-Q
period 1995-09-30
SENIOR INCOME FUND L P
filed 1995-11-14
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended   	 September 30, 1995


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


                          Consolidated Balance Sheets


                                                   September 30,    December 31,
Assets                                                 1995              1994

Real estate:
  Land                                               $4,824,699      $4,824,699
  Buildings and improvements                         38,033,926      37,839,781

                                                     42,858,625      42,664,480
  Less accumulated depreciation                     (15,004,469)    (13,665,635)

                                                     27,854,156      28,998,845
Cash and cash equivalents                             3,864,784       3,305,871
Prepaid expenses                                        141,230         154,366

  Total Assets                                      $31,860,170     $32,459,082


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses                $294,493        $413,367
  Deferred rent payable                               1,134,425       1,100,379
  Due to affiliates                                     227,824         215,000
  Security deposits payable                             152,500         145,775
  Distributions payable                                 365,720         365,720

    Total Liabilities                                 2,174,962       2,240,241

Partners' Capital (Deficit):
  General Partner                                       (33,275)        (27,938)
  Limited Partners                                   29,718,483      30,246,779

    Total Partners' Capital                          29,685,208      30,218,841

    Total Liabilities and Partners' Capital         $31,860,170     $32,459,082




Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995


                                        General         Limited
                                        Partner         Partners        Total

Balance at December 31, 1994           $(27,938)     $30,246,779    $30,218,841
Net income                                5,635          557,891        563,526
Distributions                           (10,972)      (1,086,187)    (1,097,159)

Balance at September 30, 1995          $(33,275)     $29,718,483    $29,685,208


Consolidated Statements of Operations


                                    Three months ended        Nine months ended
                                       September 30,             September 30,
Income                            1995            1994      1995           1994

Rental                           $2,784,429 $2,648,928   $8,082,273  $7,734,673
Interest                             60,306     21,835      143,649      51,153
Other                                  -        50,588         -         50,588

  Total Income                    2,844,735  2,721,351    8,225,922   7,836,414

Expenses

Payroll                             726,267    720,540    2,241,869   2,178,579
Depreciation                        450,410    452,240    1,347,656   1,355,121
Rent and utilities                  414,317    403,435    1,238,914   1,219,013
General and administrative          421,877    370,993    1,207,518   1,032,421
Supplies                            295,016    263,041      824,963     762,513
Repairs and maintenance             191,351     99,729      472,234     324,672
Real estate taxes                   102,208    103,077      303,782     301,077
Travel and entertainment              8,385     14,642       25,460      27,277
Earthquake loss                        -          -            -        694,207

  Total Expenses                  2,609,831  2,427,697    7,662,396   7,894,880

    Net Income (Loss)              $234,904   $293,654     $563,526    $(58,466)

Net Income (Loss) Allocated:

To the General Partner               $2,349      $-         $5,635        $-
To the Limited Partners             232,555    293,654     557,891      (58,466)

                                   $234,904   $293,654    $563,526     $(58,466)

Per limited partnership unit
   (4,827,500 outstanding)             $.05       $.06        $.12        $(.01)


Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                       1995          1994

Net income (loss)                                         $563,526     $(58,466)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation                                           1,347,656    1,355,121
  Provision for earthquake loss                               -         694,207
  Loss on disposal of asset                                  6,998         -
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Prepaid expenses                                        13,136      (98,641)
    Accounts payable and accrued expenses                 (118,874)     328,366
    Deferred rent payable                                   34,046       34,046
    Due to affiliates                                       12,824        5,287
    Security deposits payable                                6,725        5,750

Net cash provided by operating activities                1,866,037    2,265,670

Cash Flows from Investing Activities:

  Additions to real estate                                (219,965)    (231,839)
  Proceeds from disposal of asset                           10,000         -

Net cash used for investing activities                    (209,965)    (231,839)

Cash Flows from Financing Activities:

  Distributions paid to partners                        (1,097,159)  (1,097,159)

Net cash used for financing activities                  (1,097,159)  (1,097,159)

Net increase in cash and cash equivalents                  558,913      936,672
Cash and cash equivalents at beginning of period         3,305,871    2,058,534

Cash and cash equivalents at end of period              $3,864,784   $2,995,206



Notes to the Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, or the following material contingencies exist, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Earthquake Loss
As a result of the Northridge earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Partnership's properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement costs of the properties, as determined by an independent appraisal. The General Partner engaged an independent appraiser to determine the replacement costs, the Partnership's deductible portion of which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, and will be funded from Partnership cash reserves.

The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner, and the City of Santa Monica as it relates to the Ocean House property, that the repairs to date, at both Ocean House and Prell Gardens, have rendered the building safe for continued occupancy. The engineer has further concluded that additional structural improvements will be required to bring the properties up to current building codes and to increase their ability to withstand future earthquakes. Preliminary estimates suggest that the cost of these additional repairs approximate $.5 million for Prell Gardens and $1.6 million for Ocean House. The General Partner has been aggressively pursuing reimbursement from the insurance carrier for these additional costs, less the deductible, under the Partnership's insurance policy, however the insurance carrier has preliminarily indicated that it will not reimburse the Partnership for the cost of these additional improvements. The General Partner believes that per the terms of the insurance policy, the insurance carrier should cover these costs, and on September 15, 1995, litigation was initiated in Los Angeles Superior Court against the insurance carrier and the Partnership's insurance broker. This litigation is being pursued vigorously. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover these structural improvements. However, any such funding could adversely impact the Partnership's cash flow and could result in a temporary suspension of cash distributions.

The building basis costs of Ocean House and Prell Gardens have been reduced by $247,368 and $181,430, respectively, which represent the Partnership's estimated share of insurance deductibles, net of improvements to date, for earthquake damage. As these costs continue to be incurred, the buildings will be brought back to their original basis. As of September 30, 1995, Ocean House and Prell Gardens incurred earthquake repairs of $252,632 and $68,570, respectively. Consequently, the net building basis reduction is $428,798 at September 30, 1995.


Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash and cash equivalents of $3,864,784 compared with $3,305,871 at December 31, 1994. The increase is attributable to net cash from operations exceeding capital improvement costs and cash distributions.

Accounts payable and accrued expenses were $294,493 at September 30, 1995, as compared with $413,367 at December 31, 1994. The decrease is primarily due to the timing of payments and accruals for real estate taxes and the timing of rental payments.

As a result of the Northridge earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Partnership's properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement costs of the properties, as determined by an independent appraisal. The General Partner engaged an independent appraiser to determine the replacement costs, the Partnership's deductible portion of which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, and will be funded from the Partnership's cash reserves.

The Partnership has engaged an independent structural and seismic engineer who has advised the General Partner that additional structural improvements will be required to bring the properties up to current building codes and to increase their ability to withstand future earthquakes. Preliminary estimates suggest that the cost of these additional repairs approximate $.5 million for Prell Gardens and $1.6 million for Ocean House. The General Partner has been aggressively pursuing reimbursement from the insurance carrier for these additional costs, less the deductible, under the Partnership's insurance policy. The insurance carrier has preliminarily indicated that it will not
reimburse the Partnership for the cost of these additional improvements.   The
General Partner believes that per the terms of the insurance policy, the insurance carrier should cover these costs, and on September 15, 1995, litigation was initiated in Los Angeles Superior Court against the insurance carrier and the Partnership's insurance broker. This litigation is being pursued vigorously. If insurance is not available for any reason, the General Partner believes there are adequate Partnership reserves to cover these structural improvements. However, any such funding could adversely impact the Partnership's cash flow, and could result in a temporary suspension of cash distributions.

The building basis costs of Ocean House and Prell Gardens have been reduced by $247,368 and $181,430, respectively, which represent the Partnership's estimated share of insurance deductibles, net of improvements to date, for earthquake damage. As these costs continue to be incurred, the buildings will be brought back to their original basis. As of September 30, 1995, Ocean House and Prell Gardens incurred earthquake repairs of $252,632 and $68,570, respectively. Consequently, the net building basis reduction is $428,798 at September 30, 1995.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended September 30, 1995 which will be paid to investors in November 1995. As stated above, the outcome of the Partnership's efforts to obtain reimbursement from the insurance carrier for all structural improvements required to bring Ocean House and Prell Gardens up to current building codes and to increase their ability to withstand future earthquakes could result in a temporary suspension of cash distributions should the General Partner conclude that cash reserves are at risk of being depleted below levels deemed acceptable for maintaining Partnership operations.

On April 6, 1988, the Partnership entered into a Property Management Agreement with Leisure Care, Inc. (the "Operator"), which is not affiliated with the General Partner. The Operator supervises the day-to-day management of the Partnership's properties and acts as nonexclusive leasing agent for the properties. On June 30, 1995, the Property Management Agreement expired and an extension was executed between the General Partner and the Operator which is effective through June 30, 1996.

Results of Operations

Partnership operations resulted in net income of $234,904 and $563,526 for the three and nine months ended September 30, 1995, compared with net income of $293,654 and a net loss of $58,466 for the three and nine months ended September 30, 1994. The decrease in net income for the three-month period can be attributed primarily to higher general and administrative costs and to higher repair and maintenance costs. For the nine-month period, the change from net loss to net income is attributable to the provision for earthquake loss recorded in the corresponding 1994 period and an increase in rental and interest income in 1995. These changes were offset by higher general and administrative costs and by higher repair and maintenance costs.

Rental income for the three and nine months ended September 30, 1995 was $2,784,429 and $8,082,273, respectively, compared with $2,648,928 and
$7,734,673 for the corresponding periods in 1994. The increase is primarily attributable to higher average occupancy rates during 1995 at both Nohl Ranch and Pacific Inn.

Interest income for the three and nine months ended September 30, 1995 was $60,306 and $143,649 compared with $21,835 and $51,153 for the corresponding 1994 periods. The increase reflects higher average cash balances maintained and higher interest rates in 1995.

Total expenses were $2,609,831 and $7,662,396 for the three and nine months ended September 30, 1995, compared with $2,427,697 and $7,894,880 for the three and nine months ended September 30, 1994. The 8% increase for the three-month period is mainly attributable to increases in general and administrative expenses and repair and maintenance expenses. For the nine-month period, the decrease primarily is due to the provision for earthquake loss of $694,207 recorded in 1994. Excluding this expense, total expenses increased 6% for the nine-month period, largely due to increased repairs and maintenance and general and administrative expenses.

General and administrative expenses totalled $421,877 and $1,207,518 for the three and nine months ended September 30, 1995, compared with $370,993 and $1,032,421 for the three and nine months ended September 30, 1994. The increases are largely the result of higher insurance costs at all of the Partnership's properties. Repairs and maintenance expenses totalled $191,351 and $472,234 for the three and nine months ended September 30, 1995, compared with $99,729 and $324,672 for the three and nine months ended September 30, 1994. The increases are primarily attributable to property improvements completed in 1995.

For the nine months ended September 30, 1995, and 1994, the average occupancy levels for the properties were as follows:

        Property                1995            1994
        Nohl Ranch               94%             82%
        Ocean House              92%             95%
        Pacific Inn              97%             93%
        Prell Gardens            95%             97%
	Average Occupancy	 95%		 92%

PART II	OTHER INFORMATION


Item 1	Legal Proceedings

        On September 15, 1995, litigation was initiated in Los Angeles Superior Court against the Partnership's insurance carrier and insurance broker as a result of the insurance company's preliminary indication that it would not reimburse the Partnership for property improvements related to earthquake damages sustained at two of the Partnership's properties, Prell Garden and Ocean House, in January of 1994. This litigation is being vigorously pursued.

Items 2-5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K.

	(a)  Exhibits

	     (27) Financial Data Schedule

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
                                                   General Partner




Date:   November 13, 1995               BY:     /s/ Moshe Braver
                                                President, Director and
                                                Chief Operating Officer



Date:  November 13, 1995                 BY:     /s/ Sean Donahue
                                                 Vice President and
                                                 Chief Financial Officer