Form 10-K
period 1995-12-31
SENIOR INCOME FUND L P
filed 1996-04-01
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the year ended: December 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number:  33-9921


                            SENIOR INCOME FUND L. P.
              Exact name of registrant as specified in its charter


       New York                                            13-3392077
State or other jurisdiction of
incorporation or organization                I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor
New York, NY  ATTN: Andre Anderson                              10285
Address of principal executive offices                         zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


           4,827,500 DEPOSITORY UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE:    Portions of Parts I, II, III and IV are
incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

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

On March 25, 1987, the Property Partnership acquired three rental retirement projects in the Los Angeles area and one in the Orange County region of Southern California: Pacific Inn, a 134-unit project in Torrance; Nohl Ranch Inn, a 133-unit project in Anaheim; Ocean House, a 121-unit project in Santa Monica; and Prell Gardens, a 102-unit project in Van Nuys. For a description of the Properties, see the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 included in Item 14 of this report. The Property Partnership acquired the fee interest in the land, building and improvements of Pacific Inn, Nohl Ranch Inn and Prell Gardens and the leasehold interest in the land, building and improvements in Ocean House from Senior Inns of America Venture, a California general partnership (the "Seller") and an affiliate of August, for an aggregate purchase price of $40,400,000. For a breakdown of the purchase price of each of the Properties, see Note 7, "Real Estate," to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 included in Item 14 of this report.

As reported on the Annual Reports on Form 10-K for the years ended December 31, 1994 and December 31, 1993, an earthquake struck the greater Los Angeles area on January 17, 1994, causing damage at two of the Properties, Ocean House and Prell Gardens. Information regarding the impact on the Properties is included below under Item 2. "Properties."

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

Employees

The Partnership has no employees.

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

For a discussion of the competitive conditions in each of the markets in which the Partnership's Properties are located, see the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 included in Item 14 of this report.

Property Management

The Operator is among the leading retirement center management companies in size, experience and profit history. The Operator supervises the day-to-day management of the Properties, including employing the operating personnel on behalf of the Partnership, according to a property management agreement (the "Property Management Agreement") and acts as the non-exclusive leasing agent for all four Properties. An extension to the Property Management Agreement, which expired on December 31, 1993, was executed and can be terminated by either party upon sixty days notice. Certain terms of the Property Management Agreement have been modified as set forth in the extension. On June 30, 1995, the extension of the original Property Management Agreement expired and a new extension was executed between the General Partner and the Operator which is effective through July 1, 1996. All of the terms and conditions of the original extension of the Management Agreement shall remain in full force and effect through the new expiration date. See Note 5, "Property Management," to the Consolidated Financial Statements for further discussion of the Property Management Agreement.


Item 2.  Properties

For a general description of each of the Partnership's Properties, see the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 included in Item 14 of this report.

1994 Earthquake

As a result of an earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Properties, Ocean House and Prell Gardens. Additional information is incorporated by reference to Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 11, "Earthquake Loss," to the Consolidated Financial Statements.

Government Regulations

Two of the Properties, Ocean House and Nohl Ranch, maintain assisted living programs which require licensing. Accordingly, these properties are subject to the periodic licensing requirements and inspection procedures of the California State Department of Social Services. California law prescribes a list of services which must be provided in rental retirement facilities such as: (i) assistance with daily living activities in the combinations which meet the needs of residents, (ii) helping residents gain access to appropriate supportive services in the community, (iii) being aware of the residents' general whereabouts, (iv) monitoring the activities of the residents while they are under the supervision of the facility to ensure their general health, safety, well being, and (v) encouraging the residents to maintain and develop their maximum functional ability through participation in planned activities. Both criminal and civil penalties may be imposed in the event of violation of any of these duties. Currently there are no restrictions on the level of rents, nor on rent increases. Prell Gardens is currently not subject to the foregoing requirements.

Item 3.  Legal Proceedings

On September 15, 1995, litigation was initiated by the Partnership in Los Angeles Superior Court against the Partnership's insurance carrier and insurance broker as a result of the insurance company's preliminary indication that it would not reimburse the Partnership for property improvements related to earthquake damage sustained at two of the Partnership's properties, Ocean House and Prell Gardens, in January of 1994. Attorneys for all parties are currently taking depositions. Additional information is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 11, "Earthquake Loss," to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of Units ("Limited Partners") during the fourth quarter of the year for which this report is filed.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a) Market Price Information

There is no established trading market for the units nor is there anticipated to be.

(b) Holders

As of December 31, 1995, there were 3,830 Limited Partners of record.

(c) Cash Distributions per Unit (1)
                        1995    1994
	1st Quarter 	.075	.075
	2nd Quarter	.075	.075
	3rd Quarter	.075	.075
	4th Quarter	.075	.075

        Total           .30     .30

(1) The amount and timing of distribution payments is reviewed on a quarterly basis. Distributions are paid approximately forty-five days following the period for which they are declared.


Item 6.  Selected Financial Data

                        (Dollars in thousands, except per Unit data)

                        1995         1994       1993       1992       1991
Rental Income           $10,838      $10,387    $9,526     $9,120     $9,230
Interest Income         $199         $98        $36        $15        $51
Total Income            $11,037      $10,485    $9,561     $9,135     $9,281
Net Income (Loss)       $(7,977)     $137       $518       $(44)      $425
Net Income (Loss)
        Per Unit (1)    $(1.63)      $.03       $.11       $(.01)     $.08
Cash Distributions
        Per Unit        $.30         $.30       $.30       $.13       $.5252
Total Assets            $22,976      $32,459    $33,465    $34,033    $35,397

(1) Total Units outstanding 4,827,500


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the Northridge earthquake that struck the greater Los Angeles area on January 17, 1994, damage was sustained at two of the Partnership's Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement costs of the properties, as determined by an independent appraisal. The General Partner engaged an independent appraiser to determine the replacement costs, the Partnership's deductible portion of which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively. The provision for earthquake loss of $750,000, which was recorded in 1994, represents the estimated insurance deductibles for the two properties.

Shortly after the earthquake, the Partnership hired an independent structural and seismic engineer to assess the damage at both properties. The engineer informed the Partnership that repairs completed immediately after the earthquake have rendered both buildings safe for continued occupancy. However, the engineer concluded that additional structural improvements would be needed to make both buildings less vulnerable to future earthquakes, and to bring them into compliance with building codes enacted subsequent to the construction of the properties (the "Retrofit Work") and building codes that were enacted after the January 1994 earthquake (the "Structural Enhancements"). The total cost to complete the work at both buildings is estimated to be approximately $4.8 million. This total is inclusive of the cost of the initial work already completed, the estimated cost of the Retrofit Work and Structural Enhancements and the cost to complete other less immediate earthquake-related repair work. The total approximate cost is based on the most recent contractor bids as it relates to Prell Gardens and engineer estimates as it relates to Ocean House. While the General Partner feels it is important to complete this work, the repairs are structural in nature, and are therefore, not expected to enhance the overall value of the buildings.

The General Partner intends to proceed with the repair work regardless of the resolution of the legal action (see Item 3.) If insurance coverage is not available for any reason, the General Partner believes there are adequate Partnership reserves to fund the required repairs, however any funding could adversely impact the Partnership's cash position and its ability to pay future cash distributions.

The Retrofit Work and Structural Enhancements have not yet begun at either property. With respect to Prell Gardens, in October of 1995, the City of Los Angeles finalized the criteria it uses in determining the extent of structural enhancements required at buildings of the same type, construction and age as Prell Gardens. In accordance with city ordinances, the General Partner prepared plans outlining the work proposed for Prell Gardens and submitted them to the City of Los Angeles for final approval in December 1995. The City has recently approved the Partnership's plans and will grant the Partnership the necessary permits to begin work, which will commence in April 1996. The Partnership's contractor has estimated that the cost of the work will be approximately $1.4 million and require 15 to 20 months to complete.

Plans pertaining to the repairs at Ocean House have been prepared, however they have not been submitted to the City of Santa Monica, where the property is located. In June 1994, the City of Santa Monica enacted a new building ordinance specific to damage caused by the earthquake. However, due to pressure from numerous other Santa Monica property owners, the City is currently considering a possible revision of this new ordinance. The Partnership's construction plans, estimated to cost approximately $3.4 million, have been prepared in accordance with the new ordinance. The possible revision being considered by the City of Santa Monica could reduce the scope and final cost of the work. Therefore, the Partnership is waiting for the City of Santa Monica to issue its final ruling on the new ordinance. At this time, it is uncertain when the City of Santa Monica will make its final decision.

The General Partner anticipates a temporary decline in occupancy in 1996 and possibly 1997 at the affected properties, as some residents may need to be relocated while work is completed. The General Partner plans to reduce occupancy through natural attrition and then relocate residents to unoccupied units within the building, rather than to an off-site facility. Although the General Partner's plan is expected to reduce the expense of moving residents, the process will interrupt the normal course of the operations at the properties by reducing occupancy and rental income. The General Partner intends to present the insurance carrier with a claim for loss of rents to recover these additional earthquake related costs.

During November 1995, the insurance carrier determined that the damaged sustained at the Prell Gardens property was in excess of the applicable $250,000 deductible, leaving a net claim of $28,531 which was paid to the Partnership and applied against the building basis. The net claim of $28,531 represents the undisputed amount under this claim, notwithstanding the separate claims relating to the Structural Enhancements and Retrofit Work required at the property. The insurance carrier determined for the Ocean House Property that the damage sustained was less than the applicable deductible of $500,000.

The building basis costs of Ocean House and Prell Gardens have been reduced by the $750,000 provision for earthquake loss. As repairs are incurred, the buildings will be restored to their original basis. At December 31, 1995, Ocean House and Prell Gardens have, cumulatively, incurred earthquake repairs of $267,302 and $58,109, respectively. Consequently, the building basis costs for Ocean House and Prell Gardens have been reduced by $232,698 and $191,891, respectively, at December 31, 1995.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended December 31, 1995, which was paid to the Limited Partners on February 21, 1996. Since inception, limited partners have received cash distributions totalling $4,510 per $10,000 investment. The level of future distributions will be determined on a quarterly basis and will be based on cash flow from operations, tempered by the Partnership's capital needs, including additional earthquake related repairs at Prell Gardens and Ocean House.

At December 31, 1995 the Partnership had cash and cash equivalents of $4,143,727 compared with $3,305,871 at December 31, 1994. The increase is primarily attributable to net cash from operations exceeding additions to real estate and cash distributions.

At December 31, 1995 accounts payable and accrued expenses were $212,144 compared to $413,367 at December 31, 1994. The 1994 balance includes a $200,852 tax refund received at the Ocean House property that was required to be paid back to the taxing authority in April 1995.

Total assets at December 31, 1995 were $22,975,880 in 1995 compared to $32,459,082 at December 31, 1994. The decrease is due primarily to the Partnership's write-down of the Prell Gardens, Ocean House and Nohl Ranch properties to their estimated fair market values, pursuant to the requirements of FAS 121. The determination of the estimated fair market value of the properties was based upon a recent appraisal of the properties. Additional information is incorporated by reference to Note 7, "Real Estate," to the Consolidated Financial Statements.

In November 1995, the operator discovered termites at Pacific Inn. An independent contractor has examined the property and informed the General Partner that it will be necessary to temporarily close the building for approximately four days while it is tented and fumigated. The cost to complete the procedure will cost approximately $153,000. The cost to relocate tenants is included in the total extermination cost. Preliminary discussions with the exterminator indicate that there will be no permanent damage to the building caused by the termites. The operator also discovered termites at Prell Gardens in March 1996, however, the extent of the damage and the cost to exterminate the property have not yet been determined.

On February 20, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 23, 1996.

Results of Operations

1995 versus 1994

Partnership operations generated a net loss of $7,877,298 for the year ended December 31, 1995, compared to net income of $137,035. The change from net income to net loss is primarily attributable to a $8,712,292 loss recognized on the write down of Prell Gardens, Ocean House and Nohl Ranch, implemented in compliance with Financial Accounting Standard No. 121, a new accounting standard which was issued in March 1995. This was partially offset by a provision for earthquake loss in 1994 of $750,000 related to the earthquake repairs at Ocean House and Prell Gardens in the amounts of $500,000 and $250,000, respectively, and higher total income in 1995.

Rental revenue for the year ended December 31, 1995 was $10,838,267, compared with $10,386,764 in 1994. The 4.3% increase is mainly the result of higher occupancy at Nohl Ranch and Pacific Inn. For the year ended December 31, 1995 interest income was $199,078, compared with $97,928 in 1994. The increase reflects higher average cash balances maintained in 1995.

For the year ended December 31, 1995, total expenses were $18,914,643, compared with $10,347,657 in 1994. Total expenses increased in 1995 as a result of the above mentioned write-down of real estate in 1995. Total expenses in 1994 included a provision for earthquake loss in the amount of $750,000, the Partnership's deductible under its insurance policy. General and administrative expenses for the year ended December 31, 1995 were $1,633,797, compared with $1,427,356 in 1994. The increase is primarily a result of higher insurance costs and higher management incentive fees at all four of the Partnership's properties. For the year ended December 31, 1995, repairs and maintenance expense was $616,998, compared with $490,095 in 1994. The increase is mainly the result of property improvements completed in 1995. Supplies expenses were $1,122,448, and $1,020,782, respectively, for the years ended December 31, 1995 and 1994. The increase in 1995 is primarily attributable to higher costs associated with the food services department as a result of increased average occupancy in 1995.

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

For the years ended December 31, 1995, 1994 and 1993, the average occupancy levels for the properties were as follows:

        Property                1995            1994            1993
        Ocean House              92%             95%             91%
        Pacific Inn              97%             94%             91%
        Prell Gardens            93%             97%             95%
        Nohl Ranch               95%             83%             77%

        Average Occupancy        94%             92%             89%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Partnership

The Partnership has no directors or officers. The General Partner has general responsibility for all aspects of the Partnership's operation. Certain of the officers and directors of the General Partner are also officers and employees of Lehman Brothers Inc.

Certain officers and directors of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own assets which have been adversely affected by the economic conditions in the markets in which that asset is located and, consequently, the partnerships sought protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The directors and principal officers of the General Partner are listed below.

        Name                    Office
        Moshe Braver            Director, President and Chief Operating Officer
        Sean F. Donahue         Chief Financial Officer and Vice President
	Joseph Donaldson	Vice President

Moshe Braver, 42, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Sean F. Donahue, 34, is currently a Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Donahue joined Lehman in April 1986 as an Assistant Vice President with the Realty Finance Group. Mr. Donahue has been actively involved in real estate investment, management, marketing and workouts. From December 1985 to April 1986, Mr. Donahue was Assistant Treasurer of The Patrician Group and was actively involved with the company's banking relationships and real estate acquisitions. Prior to that, Mr. Donahue was employed by Peat Marwick Mitchell & Co. as a consultant in the firm's Real Estate Practice Group. Mr. Donahue received a B.B.A. degree from Pace University in 1983.

Joseph Donaldson, 32, serves as a Vice President of Lehman Brothers in its Diversified Asset Group and has held such position since November 1990. From October 1988 to October 1990, Mr. Donaldson held the position of Assistant Manager with the Internal Audit Department of Citibank's Investment Bank. Prior to that, Mr. Donaldson was employed with Price Waterhouse and Company. Mr. Donaldson received a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.

Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership. See Item 13, "Certain Relationships and Related Transactions," for a description of certain transactions of the General Partner and its affiliates with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners.

At December 31, 1995, no investor held more than 5% of the outstanding Units.

(b) Security ownership of management.

Officers and Directors of the General Partner owned no units of the Partnership as of December 31, 1995.

(c) Changes in control.

None.


Item 13.  Certain Relationships and Related Transactions

First Data Investor Services Group (formerly The Shareholder Services Group), an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company.

For fees paid and reimbursed to the General Partner or its affiliates during 1995, 1994 and 1993, see Note 6, "Related Party Transactions," to the Financial Statements in Item 8, "Financial Statements and Supplementary Data," which is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements:

  Consolidated Balance Sheets - At December 31, 1995 and 1994             (1)

  Consolidated Statements of Partners' Capital (Deficit)
  - For the years ended December 31, 1995, 1994 and 1993                  (1)

  Consolidated Statements of Operations
  - For the years ended December 31, 1995, 1994 and 1993                  (1)

  Consolidated Statements of Cash Flows
  - For the years ended December 31, 1995, 1994 and 1993                  (1)

  Notes to the Consolidated Financial Statements                          (1)

  Report of Independent Accountants                                       (1)

(a)(2)   Financial Statement Schedules:

  Schedule III - Real Estate and Accumulated Depreciation                 (1)

  Report of Independent Accountants                                       (1)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

(b) Reports on Form 8-K:

 No reports on Form 8-K were filed in the fourth quarter of the year for which this report is filed.

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

13.1	Annual Report to Unitholders for the year ended December 31, 1995.

27	Financial Data Schedule
	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SENIOR INCOME FUND L.P.

					BY: 	SENIOR INCOME FUND INC.
						General Partner




Date:  March 29, 1996			BY:		/s/ Moshe Braver
					Name:		President, Director and
                                        Title           Chief Operating Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SENIOR INCOME FUND L.P.

					BY: 	SENIOR INCOME FUND INC.
						General Partner




Date:   March 29, 1996			BY:	/s/ Moshe Braver
						President, Director and
						Chief Operating Officer




Date:  March 29, 1996			BY:	/s/ Sean Donahue
						Vice President and
						Chief Financial Officer




Date:  March 29, 1996			BY:	/s/ Joseph Donaldson
                                                Vice President