Form 10-Q
period 1996-03-31
SENIOR INCOME FUND L P
filed 1996-05-15
CIK 805387

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or
- --- 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

or

    Transition Report Pursuant to Section 13
- --- or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-9921


                            SENIOR INCOME FUND L.P.
                         -----------------------------
              Exact Name of Registrant as Specified in its Charter


         Delaware                                          13-3392077
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                           10285
Address of Principal Executive Offices                         Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----



Consolidated Balance Sheets                     At March 31,   At December 31,
                                                       1996              1995
Assets
Real estate:
 Land                                           $ 4,824,699       $ 4,824,699
 Buildings and improvements                      18,845,820        18,767,614
                                                 23,670,519        23,592,313
 Less accumulated depreciation                   (5,269,590)       (4,896,442)
                                                 18,400,929        18,695,871
Cash and cash equivalents                         4,299,417         4,143,727
Prepaid expenses                                    143,990           136,282
                                                 ----------        ----------
  Total Assets                                  $22,844,336       $22,975,880
                                                 ==========        ==========
Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses          $   260,487       $   212,144
 Deferred rent payable                            1,157,122         1,145,774
 Due to affiliates                                  215,534           228,104
 Security deposits payable                          141,525           145,475
 Distributions payable                              365,720           365,720
  Total Liabilities                               2,140,388         2,097,217

Partners' Capital (Deficit):
 General Partner                                    (44,315)          (42,568)
 Limited Partners (4,827,500 units outstanding)  20,748,263        20,921,231
                                                 ----------        ----------
  Total Partners' Capital                        20,703,948        20,878,663
                                                 ----------        ----------
  Total Liabilities and Partners' Capital       $22,844,336       $22,975,880
                                                 ==========        ==========





Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                        General     Limited
                                        Partner     Partners      Total
Balance at December 31, 1995            $(42,568)   $20,921,231   $20,878,663
Net income                                 1,910        189,095       191,005
Cash distributions                        (3,657)      (362,063)     (365,720)
Balance at March 31, 1996               $(44,315)   $20,748,263   $20,703,948




Consolidated Statements of Operations
For the three months ended March 31,            1996          1995
Income
Rental                                    $2,676,191    $2,631,174
Interest                                      45,964        41,475
  Total income                             2,722,155     2,672,649
Expenses
Payroll                                      758,370       735,467
Depreciation                                 373,148       448,518
Rent and utilities                           408,576       428,800
General and administrative                   380,674       383,883
Supplies                                     288,546       256,926
Repairs and maintenance                      217,473       125,999
Real estate taxes                             92,190        98,042
Travel and entertainment                      12,173        10,387
  Total expenses                           2,531,150     2,488,022

  Net Income                              $  191,005    $  184,627

Net Income Allocated:
To the General Partner                    $    1,910    $    1,846
To the Limited Partners                      189,095       182,781
                                          $  191,005    $  184,627
Per limited partnership unit
(4,827,500 outstanding)                         $.04          $.04




Consolidated Statements of Cash Flows
For the three months ended March 31,                          1996         1995
Cash Flows From Operating Activities
Net income                                              $  191,005   $  184,627
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                              373,148      448,518
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities
  Accounts receivable                                           --         (679)
  Prepaid expenses                                          (7,708)      37,345
  Accounts payable and accrued expenses                     20,148       66,591
  Deferred rent payable                                     11,348       11,348
  Due to affiliates                                        (12,570)      (4,724)
  Security deposits payable                                 (3,950)       4,225
Net cash provided by operating activities                  571,421      747,251
Cash Flows From Investing Activities
Additions to real estate                                   (50,011)     (69,190)
Net cash used for investing activities                     (50,011)     (69,190)
Cash Flows From Financing Activities
Distributions paid to partners                            (365,720)    (365,720)
Net cash used for investing activities                    (365,720)    (365,720)
Net increase in cash and cash equivalents                  155,690      312,341
Cash and cash equivalents, beginning of period           4,143,727    3,305,871
Cash and cash equivalents, end of period                $4,299,417   $3,618,212
Supplemental Disclosure of Non-Cash Investing Activities
Capital expenditures funded through accounts payable    $   28,195   $       --




Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

As a result of the Northridge earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement costs of the properties, as determined by independent appraisal. The General Partner engaged an independent appraiser to determine the replacement costs, the Partnership's deductible portion, which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, and will be funded from Partnership cash reserves. The provision for earthquake loss of $750,000, which was recorded in 1994, represents the estimated insurance deductibles for the two properties.

The Partnership engaged an independent structural and seismic engineer who advised the General Partner, and the City of Santa Monica as it relates to Ocean House, that the repairs to date, at both Ocean House and Prell Gardens, have rendered both buildings safe for continued occupancy. The engineer informed the Partnership that repairs completed immediately after the earthquake have rendered both buildings safe for continued occupancy. However, the engineer concluded that additional structural improvements would be needed to make both buildings less vulnerable to future earthquakes, and to bring them into compliance with building codes enacted subsequent to the construction of the properties (the "Retrofit Work") and building codes that were enacted after the January 1994 earthquake (the "Structural Enhancements"). The total cost to complete the work at both buildings is estimated to be approximately $4.8 million. This total is inclusive of the cost of the initial work already completed, the estimated cost of the Retrofit Work and Structural Enhancements and the cost to complete other less immediate earthquake-related repair work. The total approximate cost is based on the most recent contractor bids as it relates to Prell Gardens and engineer estimates as it relates to Ocean House. While the General Partner feels it is important to complete this work, the repairs are structural in nature, and are therefore, not expected to enhance the overall value of the buildings.

With respect to Prell Gardens, the City of Los Angeles recently approved the Partnership's plans and granted the Partnership the necessary permits to begin work. Work began at Prell Gardens in May 1996. The Partnership's contractor estimates that the work will cost approximately $1.4 million and will require 10 to 15 months to complete.

The Retrofit Work and Structural Enhancements have not yet begun at the Ocean House property. Plans pertaining to the repairs at Ocean House have been prepared, however they have not been submitted to the City of Santa Monica, where the property is located. In June 1994, the City of Santa Monica enacted a new building ordinance specific to damage caused by the earthquake. However, due to pressure from numerous Santa Monica property owners, the City is currently considering a revision of this new ordinance and to date no revision has been made. The Partnership's construction plans, estimated to cost approximately $3.4 million, have been prepared in accordance with the new ordinance. The possible revision being considered by the City of Santa Monica could reduce the scope and final cost of the work. At this time, it is uncertain when the City of Santa Monica will make its final decision.

The General Partner is aggressively pursuing reimbursement from the insurance carrier for any additional repair costs, less the deductible, under the Partnership's insurance policy. However, the insurance carrier has preliminary refused to pay for the cost of the additional earthquake repairs, and as a result, the Partnership has initiated litigation against the insurance carrier and insurance broker. Attorneys for all parties are currently taking depositions.

The General Partner intends to proceed with the repair work regardless of the resolution of the legal action. If insurance coverage is not available for any reason, the General Partner believes there should be adequate Partnership reserves to fund the required repairs, however any funding could adversely impact the Partnership's cash position and its ability to pay future cash distributions.

During November 1995, the insurance carrier determined that the damage sustained at the Prell Gardens Property was in excess of the applicable $250,000 deductible, leaving a net claim of $28,531 which was paid to the Partnership and applied against building basis. The net claim of $28,531 represents the undisputed amount under this claim, notwithstanding the separate claims relating to the structural improvements required at the property. The insurance carrier determined for the Ocean House Property that the damage sustained was less than the applicable deductible of $500,000.

The building basis costs of Ocean House and Prell Gardens were reduced by the $750,000 provision for earthquake loss in 1994. As repairs are incurred, the basis of the buildings will be restored to their original levels. At March 31, 1996, Ocean House and Prell Gardens have, cumulatively, incurred earthquake repairs of $290,459 and $69,687, respectively.

Reclassifications Certain balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation.




Part 1, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
At March 31, 1996, the Partnership had cash and cash equivalents of $4,299,417 compared with $4,143,727 at December 31, 1995. The increase is primarily attributable to net cash from operations exceeding additions to real estate and cash distributions to limited partners.

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

The General Partner is aggressively pursuing reimbursement from the insurance carrier for any additional repair costs, less the deductible, under the Partnership's insurance policy, however the insurance carrier has preliminary indicated that it will not reimburse the Partnership for the cost of these additional improvements. The General Partner believes that per the terms of the insurance policy, the insurance carrier should cover these costs, and on September 15, 1995, litigation was initiated in Los Angeles Superior Court against the insurance carrier and the Partnership's insurance broker. Attorneys for all parties are currently taking depositions. If insurance coverage is not available for any reason, the General Partner believes there are adequate Partnership reserves to fund the required repairs, however any funding could adversely impact the Partnership's cash position and its ability to pay future cash distributions.

With respect to Prell Gardens, the City of Los Angeles has approved the Partnership's plans and has granted the Partnership the necessary permits to begin work, which commenced in May 1996. The Partnership's contractor estimates that the cost of the work will be approximately $1.4 million and will require 10 to 15 months to complete.

The Retrofit Work and Structural Enhancements have not yet begun at the Ocean House property. Plans pertaining to the repairs at Ocean House have been prepared, however they have not been submitted to the City of Santa Monica, where the property is located. In June 1994, the City of Santa Monica enacted a new building ordinance specific to damage caused by the earthquake. However, due to pressure from numerous Santa Monica property owners, the City is currently considering a revision of this new ordinance and to date no revision has been made. The Partnership's construction plans, estimated to cost approximately $3.4 million, have been prepared in accordance with the new ordinance. The possible revision being considered by the City of Santa Monica could reduce the scope and final cost of the work. At this time, it is uncertain when the City of Santa Monica will make its final decision.

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

The building basis costs of Ocean House and Prell Gardens were reduced by the $750,000 provision for earthquake loss in 1994. As repairs are incurred, the basis of the buildings will be restored to their original levels. At March 31, 1996, Ocean House and Prell Gardens have, cumulatively, incurred earthquake repairs of $290,459 and $69,687, respectively.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended March 31, 1996 which will be paid to investors in May 1996. The level of future distributions will be determined on a quarterly basis and will be based on cash flow from operations, tempered by the Partnership's capital needs, including additional earthquake related repairs at Prell Gardens and Ocean House. Accordingly, cash distributions could be reduced or suspended at any time.

Results of Operations
- ---------------------
Partnership operations resulted in net income of $191,005 for the three months ended March 31, 1996, largely unchanged from $184,627 for the three months ended March 31, 1995, as an increase in rental income was offset by higher total expenses.

Rental income for the three months ended March 31, 1996 was $2,676,191, compared with $2,631,174 for the corresponding period in 1995. The increase can be primarily attributed to improved average occupancy at Nohl Ranch, and is partially offset by the decline in rental income at Prell Gardens as a result of lower overall occupancy associated with the earthquake related repair work. Interest income for the quarter ended March 31, 1996 was $45,964, compared with $41,475 for the quarter ended March 31, 1995. The increase reflects higher average cash balances maintained in 1996.

Total expenses were $2,531,150 for the three months ended March 31, 1996, compared with $2,488,022 for the three months ended March 31, 1995. The increase is primarily due to higher repairs and maintenance expense, partially offset by a decrease in depreciation expense. Repairs and maintenance expense increased to $217,473 for the three months ended March 31, 1996, compared to $125,999 for the comparable period in 1995. The increase is primarily attributable to costs associated with termite extermination at Pacific Inn, and improvements that were deemed to be non-capital expenditures at both Pacific Inn and Prell Gardens. Preliminary indications are that the costs associated with the extermination will be covered by insurance. Depreciation was lower for the three months ended March 31, 1996, due to the write down of three of the Partnership's properties to their fair market values at year-end 1995.

For the three months ended March 31, 1996, and 1995, the average occupancy levels for the properties were as follows:

          Property    Rental Units   1996      1995
          Nohl Ranch      133        97%       91%
          Ocean House     121        89%       91%
          Pacific Inn     134        98%       98%
          Prell Gardens   102        79%       92%





Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K.

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



                         SENIOR INCOME FUND, L.P.

                         BY:  SENIOR INCOME FUND INC.
                              General Partner



Date:   May 15, 1996          BY:  /s/ Moshe Braver
                                   President