Form 10-Q
period 1996-06-30
SENIOR INCOME FUND L P
filed 1996-08-14
CIK 805387

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1996

        or

                        Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                 Commission File Number: 33-9921


                     SENIOR INCOME FUND L.P.
      Exact Name of Registrant as Specified in its Charter


           Delaware                          13-3392077
State or Other Jurisdiction of
Incorporation or Organization      I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson          10285
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

                       Yes    X    No ____


Consolidated Balance Sheets                      At June 30, At December 31,
                                                       1996            1995
Assets
Real estate:
 Land                                           $ 4,824,699     $ 4,824,699
 Buildings and improvements                      19,011,350      18,767,614
                                                 23,836,049      23,592,313
 Less accumulated depreciation                   (5,643,556)     (4,896,442)
                                                 18,192,493      18,695,871
Cash and cash equivalents                         4,118,861       4,143,727
Prepaid expenses                                    247,691         136,282
  Total Assets                                  $22,559,045     $22,975,880
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses          $   173,418     $   212,144
 Deferred rent payable                            1,168,471       1,145,774
 Due to affiliates                                  227,090         228,104
 Security deposits payable                          145,387         145,475
 Distribution payable                               365,720         365,720
  Total Liabilities                               2,080,086       2,097,217
Partners' Capital (Deficit):
 General Partner                                    (46,565)        (42,568)
 Limited Partners (4,827,500 units outstanding)  20,525,524      20,921,231
  Total Partners' Capital                        20,478,959      20,878,663
  Total Liabilities and Partners' Capital       $22,559,045     $22,975,880



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                    General       Limited
                                    Partner      Partners         Total
Balance at December 31, 1995       $(42,568)  $20,921,231   $20,878,663
Net income                            3,317       328,419       331,736
Cash distributions                   (7,314)     (724,126)     (731,440)
Balance at June 30, 1996           $(46,565)  $20,525,524   $20,478,959



Consolidated Statements of Operations

                                      Three months              Six months
                                     ended June 30,           ended June 30,
                                     1996      1995           1996      1995
Income
Rental                          $2,619,556  $2,666,670   $5,295,747  $5,297,844
Interest                            56,559      41,868      102,523      83,343
  Total income                   2,676,115   2,708,538    5,398,270   5,381,187
Expenses
Payroll                            784,719     797,464    1,543,089   1,515,602
Rent and utilities                 394,374     430,808      802,950     824,597
General and administrative         394,315     355,759      774,989     785,641
Depreciation                       373,966     448,728      747,114     897,246
Supplies                           284,490     273,021      573,036     529,947
Repairs and maintenance            202,455     148,543      419,928     280,883
Real estate taxes                   92,190     103,532      184,380     201,574
Travel and entertainment             8,875       6,688       21,048      17,075
  Total expenses                 2,535,384   2,564,543    5,066,534   5,052,565
  Net Income                    $  140,731  $  143,995   $  331,736  $  328,622
Net Income Allocated:
To the General Partner          $    1,407  $    1,440   $    3,317  $    3,286
To the Limited Partners            139,324     142,555      328,419     325,336
                                $  140,731  $  143,995   $  331,736  $  328,622
Per limited partnership unit
(4,827,500 outstanding)               $.03        $.03         $.07        $.07



Consolidated Statements of Cash Flows
For the six months ended June 30,                          1996           1995
Cash Flows From Operating Activities
Net income                                            $  331,736     $  328,622
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                            747,114        897,246
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities
  Prepaid expenses                                      (111,409)       (49,975)
  Accounts payable and accrued expenses                  (58,726)      (203,909)
  Deferred rent payable                                   22,697         22,697
  Due to affiliates                                       (1,014)          (802)
  Security deposits payable                                  (88)         4,725
Net cash provided by operating activities                930,310        998,604
Cash Flows From Investing Activities
Additions to real estate                                (223,736)      (148,650)
Net cash used for investing activities                  (223,736)      (148,650)
Cash Flows From Financing Activities
Distributions paid to partners                          (731,440)      (731,440)
Net cash used for financing activities                  (731,440)      (731,440)
Net increase (decrease) in cash and cash equivalents     (24,866)       118,514
Cash and cash equivalents, beginning of period         4,143,727      3,305,871
Cash and cash equivalents, end of period              $4,118,861     $3,424,385
Supplemental Disclosure of Non-Cash Investing Activities
Capital expenditures funded through accounts payable  $   20,000     $     0


Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended
June 30, 1996 and 1995, and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

As a result of the Northridge earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Properties, Ocean House and Prell Gardens. The Partnership has earthquake insurance with a deductible equal to 5% of the replacement costs of the properties, as determined by independent appraisal. The General Partner engaged an independent appraiser to determine the replacement costs, and the Partnership's deductibles, which are estimated not to exceed $500,000 and $250,000 for Ocean House and Prell Gardens, respectively, and will be funded from Partnership cash reserves. The provision for earthquake loss of $750,000, which was recorded in 1994, represents the estimated insurance deductibles for the two properties.

The Partnership engaged an independent structural and seismic engineer who advised the General Partner, and the City of Santa Monica as it relates to Ocean House, that the repairs to date, at both Ocean House and Prell Gardens, have rendered both buildings safe for continued occupancy. However, the engineer concluded that additional structural improvements would be needed to make both buildings less vulnerable to future earthquakes, and to bring them into compliance with building codes enacted subsequent to the construction of the properties (the "Retrofit Work") and building codes that were enacted after the January 1994 earthquake (the "Structural Enhancements"). The total cost to complete the work at both buildings is estimated to be approximately $4.8 million. This total is inclusive of the cost of the initial work already completed, the estimated cost of the Retrofit Work and Structural Enhancements and the cost to complete other less immediate earthquake-related repair work.
The total approximate cost is based on the most recent contract as it relates to Prell Gardens and engineering estimates as it relates to Ocean House. While the General Partner feels it is important to complete this work, the repairs are structural in nature, and are therefore, not expected to enhance the overall value of the buildings.

With respect to Prell Gardens, the City of Los Angeles recently approved the Partnership's plans and granted the Partnership the necessary permits to begin work. Work at Prell Gardens is underway. The Partnership's contractor estimates that the work will cost approximately $1.4 million and will require 10 to 15 months to complete.

The Retrofit Work and Structural Enhancements have not yet begun at the Ocean House property. Plans pertaining to the repairs at Ocean House have been prepared, however they have not been submitted to the City of Santa Monica, where the property is located. In June 1994, the City of Santa Monica enacted a new building ordinance as a result of the Northridge Earthquake. However, due to pressure from numerous Santa Monica property owners, the City is currently considering a revision of this new ordinance and to date no revision has been made. The Partnership's construction plans, estimated to cost approximately $3.4 million, have been prepared in accordance with the new ordinance. The possible revision being considered by the City of Santa Monica could reduce the scope and final cost of the work. At this time, it is uncertain when the City of Santa Monica will make its final decision.

The General Partner is aggressively pursuing reimbursement from the insurance carrier for any additional repair costs, less the deductible, under the Partnership's insurance policy. However, the insurance carrier has preliminarily refused to cover the cost to bring the buildings into compliance with building codes enacted after the Northridge Earthquake. The insurance carrier also disputes the amount of damage the buildings sustained. As a result, the Partnership has initiated litigation against the insurance carrier and insurance broker. Attorneys for all parties are currently taking depositions.

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

The building basis costs of Ocean House and Prell Gardens were reduced by the $750,000 provision for earthquake loss in 1994.
As repairs are incurred, the basis of the buildings will be restored to their original levels. At June 30, 1996, Ocean House and Prell Gardens have, cumulatively, incurred earthquake repairs of $319,701 and $84,308, respectively.

Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash and cash equivalents of $4,118,861 compared with $4,143,727 at December 31, 1995. The slight decrease is primarily attributable to additions to real estate and cash distributions to limited partners exceeding net cash from operations.

Prepaid expenses at June 30, 1996 were $247,691 compared to $136,282 at December 31, 1995. The increase is due to the payment of the 1996/1997 insurance premium in June 1996.

Accounts payable and accrued expenses were $173,418 at June 30, 1996, compared to $212,144 at December 31, 1995. The decrease is the result of the timing of payments and required accruals.

As a result of the Northridge earthquake that struck the greater Los Angeles area on January 17, 1994, damage was sustained at two of the Partnership's Properties, Ocean House and Prell Gardens.
Shortly after the earthquake, the Partnership hired an independent structural and seismic engineer to assess the damage at both properties. The engineer informed the Partnership that repairs completed immediately after the earthquake have rendered both buildings safe for continued occupancy. However, the engineer concluded that additional structural improvements would be needed to make both buildings less vulnerable to future earthquakes, and to bring them into compliance with building codes enacted subsequent to the construction of the properties (the "Retrofit Work") and building codes that were enacted after the January 1994 earthquake (the "Structural Enhancements"). The total cost to complete the work at both buildings is estimated to be approximately $4.8 million. This total is inclusive of the cost of the initial work already completed, the estimated cost of the Retrofit Work and Structural Enhancements and the cost to complete other less immediate earthquake-related repair work. The total approximate cost is based on the most recent contractor bids as it relates to Prell Gardens and engineering estimates as it relates to Ocean House. While the General Partner feels it is important to complete this work, the repairs are structural in nature, and are therefore, not expected to enhance the overall value of the buildings.

The General Partner is aggressively pursuing reimbursement from the insurance carrier for any additional repair costs, less the deductible, under the Partnership's insurance policy. However, the insurance carrier has preliminarily refused to cover the cost to bring the buildings into compliance with building codes enacted after the Northridge Earthquake. The insurance carrier also disputes the amount of damage the buildings sustained. The General Partner believes that per the terms of the insurance policy, the insurance carrier should cover these costs, and on September 15, 1995, litigation was initiated in Los Angeles Superior Court against the insurance carrier and the Partnership's insurance broker. Attorneys for all parties are currently taking depositions. If insurance coverage is not available for any reason, the General Partner believes there are adequate Partnership reserves to fund the required repairs, however any funding could adversely impact the Partnership's cash position and its ability to pay future cash distributions.

With respect to Prell Gardens, the City of Los Angeles has approved the Partnership's plans and has granted the Partnership the necessary permits to begin work, which has commenced. The
Partnership's contractor estimates that the cost of the work will be approximately $1.4 million and will require 10 to 15 months to complete.

The Retrofit Work and Structural Enhancements have not yet begun at the Ocean House property. Plans pertaining to the repairs at Ocean House have been prepared, however they have not been submitted to the City of Santa Monica, where the property is located. In June 1994, the City of Santa Monica enacted a new building ordinance as a result of the Northridge Earthquake. However, due to pressure from numerous Santa Monica property owners, the City is currently considering a revision of this new ordinance and to date no revision has been made. The Partnership's construction plans, estimated to cost approximately $3.4 million, have been prepared in accordance with the new ordinance. The possible revision being considered by the City of Santa Monica could reduce the scope and final cost of the work. At this time, it is uncertain when the City of Santa Monica will make its final decision.

The General Partner plans to reduce occupancy at the affected properties while the work is completed during 1996 and possibly 1997, through natural attrition and then relocate residents to unoccupied units within the building, rather than to an off-site facility. Although the General Partner's plan is expected to reduce the expense of moving residents, the process will interrupt the normal course of the operations at the properties by reducing occupancy and rental income. The General Partner intends to present the insurance carrier with a claim for loss of rents to recover these additional earthquake related costs.

The building basis costs of Ocean House and Prell Gardens were reduced by the $750,000 provision for earthquake loss in 1994. As repairs are incurred, the basis of the buildings will be restored to their original levels. At June 30, 1996, Ocean House and Prell Gardens have, cumulatively, incurred earthquake repairs of $319,701 and $84,308, respectively.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended June 30, 1996 which will be paid to investors in August 1996. The level of future distributions will be determined on a quarterly basis and will be based on cash flow from operations, tempered by the Partnership's capital needs, including additional earthquake related repairs at Prell Gardens and Ocean House. Accordingly, cash distributions could be reduced or suspended at any time.

Results of Operations

Partnership operations resulted in net income of $140,731 and $331,736 for the three and six months ended June 30, 1996, largely unchanged from $143,995 and $328,622 for the three and six months ended June
30, 1995, as a decrease in rental income at Prell Gardens was offset by increases in rental income at the other three properties, particularly Nohl Ranch.

Rental income for the three and six months ended June 30, 1996 was $2,619,556 and $5,295,747, compared with $2,666,670 and $5,297,844 for the corresponding periods in 1995. The decrease can be primarily attributed to a decline in rental income at Prell Gardens as a result of lower overall occupancy associated with the earthquake related repair work, and was partially offset by an increase in rental income at the other three properties, particularly Nohl Ranch, as a result of higher average occupancy in 1996. Interest income for the three- and six-month periods ended June 30, 1996 were $56,559 and 102,523, compared with $41,868 and
$83,343 for the same periods in 1995. The increase is due to higher average cash balances maintained in 1996.

Total expenses were $2,535,384 and $5,066,534 for the three and six months ended June 30, 1996, compared with $2,564,543 and $5,052,565 for the corresponding periods in 1995. The increase for the six-month period is primarily due to higher repairs and maintenance and supplies expenses, and was partially offset by a decrease in depreciation and rent and utilities. Repairs and maintenance expense was $202,455 and $419,928 for the three and six months ended June 30, 1996, compared to $148,543 and $280,883 for the comparable periods in 1995. The increases for both periods are primarily attributable to costs associated with termite extermination at Pacific Inn, and improvements that were deemed to be non-capital expenditures at both Pacific Inn and Prell Gardens. Depreciation was lower for both the three- and six-month periods ended
June 30, 1996, due to the write down of three of the Partnership's properties to their fair market values at year-end 1995.

For the six months ended June 30, 1996, and 1995, the average occupancy levels for the properties were as follows:

          Property    Rental Units   1996      1995
          Nohl Ranch      133        97%       94%
          Ocean House     121        90%       91%
          Pacific Inn     134        97%       96%
          Prell Gardens   102        75%       95%



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SENIOR INCOME FUND L.P.

                         BY:  SENIOR INCOME FUND INC.
                              General Partner



Date: August 14, 1996    BY:/s/ Moshe Braver
                               President