Form 10-Q
period 1996-09-30
SENIOR INCOME FUND L P
filed 1996-11-14
CIK 805387

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

                              Yes    X    No ____


Consolidated Balance Sheets                  At September 30,  At December 31,
                                                        1996             1995
Assets
Real estate:
 Land                                            $ 4,824,699      $ 4,824,699
 Buildings and improvements                       19,191,599       18,767,614
                                                  24,016,298       23,592,313
Less accumulated depreciation                     (6,023,426)      (4,896,442)
                                                  17,992,872       18,695,871

Cash and cash equivalents                          4,380,609        4,143,727
Prepaid expenses                                     201,493          136,282
  Total Assets                                   $22,574,974      $22,975,880
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses           $   302,701      $   212,144
 Deferred rent payable                             1,179,820        1,145,774
 Due to affiliates                                   228,468          228,104
 Security deposits payable                           149,750          145,475
 Distribution payable                                365,720          365,720
  Total Liabilities                                2,226,459        2,097,217
Partners' Capital (Deficit):
 General Partner                                     (47,870)         (42,568)
 Limited Partners (4,827,500 units outstanding)   20,396,385       20,921,231
 Total Partners' Capital                          20,348,515       20,878,663
   Total Liabilities and Partners' Capital       $22,574,974      $22,975,880




Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                     General           Limited
                                     Partner          Partners          Total
Balance at December 31, 1995        $(42,568)      $20,921,231    $20,878,663
Net income                             5,670           561,341        567,011
Cash distributions                   (10,972)       (1,086,187)    (1,097,159)
Balance at September 30, 1996       $(47,870)      $20,396,385    $20,348,515


Consolidated Statements of Operations
                                Three months ended         Nine months ended
                                   September 30,             September 30,
                                1996         1995          1996         1995
Income
Rental                        $2,734,962   $2,784,429   $8,030,709   $8,082,273
Interest                          46,548       60,306      149,071      143,649
  Total Income                 2,781,510    2,844,735    8,179,780    8,225,922
Expenses
Payroll                          777,818      726,267    2,320,907    2,241,869
General and administrative       432,264      421,877    1,207,253    1,207,518
Rent and utilities               401,329      414,317    1,204,279    1,238,914
Depreciation                     379,870      450,410    1,126,984    1,347,656
Supplies                         279,661      295,016      852,697      824,963
Repairs and maintenance          170,783      191,351      590,711      472,234
Real estate taxes                 95,860      102,208      280,240      303,782
Travel and entertainment           8,650        8,385       29,698       25,460
  Total Expenses               2,546,235    2,609,831    7,612,769    7,662,396
  Net Income                  $  235,275   $  234,904   $  567,011   $  563,526
Net Income Allocated:
To the General Partner        $    2,353   $    2,349   $    5,670   $    5,635
To the Limited Partners          232,922      232,555      561,341      557,891
                              $  235,275   $  234,904   $  567,011   $  563,526
Per limited partnership unit
(4,827,500 outstanding)             $.05         $.05         $.12         $.12


Consolidated Statements of Cash Flows
For the nine months ended September 30,                         1996       1995

Cash Flows From Operating Activities:
Net income                                                $   567,01 $  563,526
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                              1,126,984  1,347,656
 Loss on disposal of asset                                         -      6,998
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Prepaid expenses                                           (65,211)    13,136
  Accounts payable and accrued expenses                       57,557   (118,874)
  Deferred rent payable                                       34,046     34,046
  Due to affiliates                                              364     12,824
  Security deposits payable                                    4,275      6,725
Net cash provided by operating activities                  1,725,026  1,866,037
Cash Flows From Investing Activities:
Additions to real estate                                    (390,985)  (219,965)
Proceeds from disposal of asset                                 -        10,000
Net cash used for investing activities                      (390,985)  (209,965)
Cash Flows From Financing Activities:
Distributions paid to partners                            (1,097,159 (1,097,159)
Net cash used for financing activities                    (1,097,159)(1,097,159)
Net increase in cash and cash equivalents                    236,882    558,913
Cash and cash equivalents, beginning of period             4,143,727  3,305,871
Cash and cash equivalents, end of period                  $4,380,609 $3,864,784

Supplemental Disclosure of Non-Cash Investing Activities:
Capital expenditures funded
 through accounts payable in 1996                         $   33,000 $     -

Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, cash flows for the nine months ended September 30, 1996 and 1995, and the statement of partners' capital (deficit) for the nine months ended September
30,   1996.   Results  of  operations for  the  period  are  not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist, which requires disclosure in this interim report per Regulation SX, Rule 10-01, Paragraph (a)(5):

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

The General Partner has aggressively pursued reimbursement from the insurance carrier for any additional repair costs, less the deductible, under the Partnership's insurance policy. However, the insurance carrier has preliminarily refused to cover the cost to bring the buildings into compliance with building codes enacted after the Northridge Earthquake. The insurance carrier also disputes the amount of damage the buildings sustained. As a result, the General Partner initiated litigation against the insurance carrier and insurance broker. A tentative settlement of that litigation has been negotiated and, if completed, should be resolved by the end of 1996. This tentative settlement, if completed, is expected to result in a substantial payment to the Partnership relative to the anticipated cost of the work at Ocean House and Prell Gardens. If the settlement is not consummated or if insurance coverage is not available for any reason, the General Partner believes there should be adequate Partnership reserves to fund the required repairs, however any funding could adversely impact the Partnership's cash position and its ability to pay future cash distributions.

During November 1995, the insurance carrier determined that the damage sustained at the Prell Gardens property was in excess of the applicable $250,000 deductible, leaving a net claim of $28,531 which was paid to the Partnership and applied against building basis. The net claim of $28,531 represents the undisputed amount under this claim, notwithstanding the separate claims relating to the structural improvements required at Prell Gardens. The insurance carrier determined for the Ocean House property that the damage sustained was less than the applicable deductible of $500,000.

The building basis costs of Ocean House and Prell Gardens were reduced by the $750,000 provision for earthquake loss in 1994. As repairs are incurred, the basis of the buildings will be restored to their original levels. At September 30, 1996, Ocean House and Prell Gardens have, cumulatively, incurred earthquake repairs of $355,952 and $177,434, respectively.

Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash and cash equivalents of $4,380,609 compared with $4,143,727 at December 31, 1995. The increase is primarily attributable to net cash from operations exceeding additions to real estate and cash distributions to the partners.

Prepaid expenses at September 30, 1996 were $201,493 compared to $136,282 at December 31, 1995. The increase is due to the payment of the 1996/1997 insurance premium in June 1996, partially offset by the amortization of insurance for the nine months ended September 30, 1996.

Accounts payable and accrued expenses were $302,701 at September 30, 1996, compared to $212,144 at December 31, 1995. The increase is the result of the timing of payments and required accruals.

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

The General Partner has aggressively pursued reimbursement from the insurance carrier for any additional repair costs, less the deductible, under the Partnership's insurance policy. However, the insurance carrier has preliminarily refused to cover the cost to bring the buildings into compliance with building codes enacted after the Northridge Earthquake. The insurance carrier also disputes the amount of damage the buildings sustained. The General Partner believes that per the terms of the insurance policy, the insurance carrier should cover these costs, and on September 15, 1995, litigation was initiated in Los Angeles Superior Court against the insurance carrier and the Partnership's insurance broker. A tentative settlement of that litigation has been negotiated and, if completed, should be resolved by the end of 1996. This tentative settlement, if completed, is expected to result in a substantial payment to the Partnership relative to the anticipated cost of the work at Ocean House and Prell Gardens. If the settlement is not consummated or if insurance coverage is not available for any reason, the General Partner believes there are adequate Partnership reserves to fund the required repairs, however any funding could adversely impact the Partnership's cash position and its ability to pay future cash distributions.

With respect to Prell Gardens, the City of Los Angeles has approved the Partnership's plans and has granted the Partnership the necessary permits to begin work, which is currently underway. The Partnership's contractor estimates that the cost of the work will be approximately $1.4 million and will require 10 to 15 months to complete.

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

While the work at Prell Gardens is completed during the remainder of 1996 and a portion of 1997, the General Partner plans to reduce occupancy through natural attrition and then relocate residents to unoccupied units within the building, rather than to an off-site facility. Although the General Partner's plan is expected to reduce the expense of moving residents, the process will interrupt the normal course of the operations at the properties by reducing occupancy and rental income. The tentative settlement of the insurance litigation, if consummated, will include settlement of any potential loss of rent claims.

The building basis costs of Ocean House and Prell Gardens were reduced by the $750,000 provision for earthquake loss in 1994. As repairs are incurred, the basis of the buildings will be restored to their original levels. At September 30, 1996, Ocean House and Prell Gardens have, cumulatively, incurred earthquake repairs of $355,952 and $177,434, respectively.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended September 30, 1996 which will be paid to investors in November 1996. The level of future distributions will be determined on a quarterly basis and will be based on cash flow from operations, tempered by the Partnership's capital needs, including additional earthquake related repairs at Prell Gardens and Ocean House. Accordingly, cash distributions could be reduced or suspended at any time.

Results of Operations

Partnership operations resulted in net income of $235,275 and $567,011 for the three and nine months ended September 30, 1996, largely unchanged from $234,904 and $563,526 for the three and nine months ended September 30, 1995, as a decrease in depreciation expense was partially offset by increases in operational expenses and a decrease in rental income.

Rental income for the three and nine months ended September 30, 1996 was $2,734,962 and $8,030,709, compared with $2,784,429 and $8,082,273 for the corresponding periods in 1995. The slight decrease can be primarily attributed to a decline in rental income at Prell Gardens as a result of lower overall occupancy associated with the earthquake related repair work. The decrease was partially offset by an increase in rental income at the other three properties, particularly Nohl Ranch, as a result of higher average occupancy in 1996. Interest income was $46,548 and $149,071 for the three- and nine-month periods ended September 30, 1996, compared to $60,306 and $143,649 for the same periods in 1995.

Total expenses were $2,546,235 and $7,612,769 for the three and nine months ended September 30, 1996, compared with $2,609,831 and $7,662,396 for the corresponding periods in 1995. The decrease for the three-month period is primarily due to lower depreciation, rent and utilities and supplies expenses and was partially offset by higher payroll and general and administrative expenses. The decrease in the nine-month period is primarily due to lower depreciation and real-estate tax expenses and was partially offset by higher repairs and maintenance, supplies, and payroll expenses. Repairs and maintenance expense was $170,783 and $590,711 for the three and nine months ended September 30, 1996, compared to $191,351 and $472,234 for the comparable periods in 1995. The increase for the nine-month period is primarily attributable to costs associated with termite extermination at Pacific Inn, and improvements that were, for financial reporting purposes, deemed to be non-capital expenditures at both Pacific Inn and Prell Gardens. Depreciation was lower for both the three- and nine-month periods ended September 30, 1996, due to the write down of three of the Partnership's properties to their fair market values at year-end 1995, establishing a new basis in accordance with FASB 121.

For the nine months ended September 30, 1996, and 1995, the average occupancy levels for the properties were as follows:

          Property    Rental Units   1996       1995
          Nohl Ranch      133         97%        94%
          Ocean House     121         91%        92%
          Pacific Inn     134         97%        97%
          Prell Gardens   102         73%        95%

Part II   Other Information

Items 1-4 Not applicable.

Item 5    Other Information.

          On November 8, 1996, LAVRA, Inc. commenced a tender offer to purchase up to 2,027,550 outstanding Units at a net cash price of $5 per Unit. The tender offer is scheduled to expire on December 9, 1996.




Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

              (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SENIOR INCOME FUND L.P.

                    BY:  SENIOR INCOME FUND INC.
                         General Partner



Date: November 14, 1996  BY:/s/ Moshe Braver
                                President

Date: November 14, 1996  BY:/s/ Sean Donahue
                                Vice President and
                                Chief Financial Officer