Form 10-K
period 1996-12-31
SENIOR INCOME FUND L P
filed 1997-03-28
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the year ended:  December 31, 1996

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

3 World Financial Center, 29th Floor
New York, NY  Attn.:  Andre Anderson           10285
Address of principal executive offices        zip code

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

DOCUMENTS INCORPORATED BY REFERENCE:    Portions of Parts I, II,
III and IV are incorporated by reference to the Partnership's
Annual Report to Unitholders for the year ended
December 31, 1996.

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

The general partner of the Partnership is Senior Income Fund Inc. (the "General Partner", formerly Shearson Lehman Senior Income Fund, Inc.), a Delaware corporation, and wholly owned subsidiary of Lehman Brothers Inc. (formerly Shearson Lehman Brothers Inc.). The other general partner, through November 21, 1996, of the Property Partnership was AFP-II, an affiliate of August. On November 21, 1996, the Partnership purchased the general partnership interest of the successor to AFP-II for a purchase price of $850,000. As a result of such purchase, the Property Partnership will be dissolved and all of its assets will be distributed to the Partnership. Accordingly, all sale proceeds received upon a sale of any property will belong to the Partnership and no amount will be owed to AFP-II. The Partnership will continue until December 31, 2036 unless terminated earlier pursuant to the provisions of the Partnership Agreement.

The Property Partnership was formed to acquire, operate and ultimately sell four specified residential properties for senior citizens (the "Properties"). For a breakdown of the purchase price of each of the Properties, see Note 7, "Real Estate," to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 included in Item 14 of this report.

The Partnership commenced marketing the Properties for sale during 1996. See Item 2 "Sale of Properties" for a discussion of the status of such marketing efforts. Additional information is incorporated by reference to Item 7 of this report.

(b)  Financial Information about Industry Segments

Substantially all of the Partnership's revenues, operating profit or loss and assets relate solely to its interest as general partner of the Property Partnership whose operating profit or loss and assets relate to its ownership and operation of the Properties, until November 21, 1996, at which time the Partnership purchased AFP-II's general partner interest in the Property Partnership, as noted in Item 1(a).

(c)  Narrative Description of Business

The Partnership's principal objectives, until the recent commencement of marketing the Properties for sale were:

  (1) to provide quarterly cash distributions a portion of which will be "tax sheltered;"
  (2)    to preserve and protect capital;
  (3) to achieve long-term appreciation in the value of the Properties for distributions upon sale of the Properties.

Presently, the Partnership expects to sell the Properties, distribute the net sales proceeds and thereafter dissolve the Partnership.

(d)  Employees

The Partnership has no employees.

(e)  Competition

The Partnership's properties compete with a variety of retirement living complexes within their primary geographic markets, including continuing care and lifecare facilities, which offer higher levels of personal care, and often skilled nursing, in addition to independent living units. However, continuing care and lifecare facilities usually require up-front accommodation fees, and place greater emphasis on health and well-being rather than on independent lifestyle and community activities. In order to raise visibility of the Properties and attract potential tenants, the operator, Leisure Care, Inc., (the "Operator") emphasizes strong community-oriented programs to build a strong community presence with hospital administrators, church groups and civic groups.

(f)  Property Management

The Operator is among the leading retirement center management companies in size, experience and profit history. The Operator supervises the day-to-day management of the Properties, including employing the operating personnel on behalf of the Partnership, according to a property management agreement (the "Property Management Agreement") and acts as the non-exclusive leasing agent for all four Properties. An extension to the Property Management Agreement, which expired on December 31, 1993, was executed and can be terminated by either party upon sixty days notice. Certain terms of the Property Management Agreement have been modified as set forth in the extension. On June 30, 1996, the extension of the original Property Management Agreement expired and a new extension was executed between the General Partner and the Operator which is effective through July 1, 1997. All of the terms and conditions of the original extension of the Management Agreement shall remain in full force and effect through the new expiration date. See Note 5, "Property Management," to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 included in Item 14 of this report.


Item 2.  Properties

Ocean House
Ocean House is a ten-story property adjacent to Santa Monica Beach in Santa Monica, California. Many of the property's 121 units feature balconies and ocean views. Ocean House provides residents with various amenities including an assisted living program. The property is located in an upscale area with an established senior population and faces competition from three other retirement facilities within its market. The property competes at the higher end of the price scale based on its location and level of service. The property enjoys a competitive advantage due to its assisted living program, many activity programs and community involvement.

Prell Gardens
Prell Gardens is a two-story, 102-unit retirement facility surrounding a courtyard and garden located in Van Nuys, California. Daily meals, maid service, a beauty salon and transportation services are some of the many amenities available at the property. Prell Gardens enjoys a strong reputation within the San Fernando Valley, and competes with two facilities offering similar services. The property competes in the higher end of the market as a result of aggressive marketing efforts and strong ties to the local community.

Pacific Inn
Pacific Inn is a three-story retirement facility located in an affluent section of Torrance, California. The property has 134 units with private balconies or patios, and features services and amenities including a visiting doctor, beauty salon, dining services and daily maid service. Pacific Inn competes with three older retirement facilities in its primary location. The facility's reputation has enabled the property to charge premium rents and maintain a strong profit margin.

Nohl Ranch Inn
Nohl Ranch Inn, located in Anaheim Hills, California, an upscale community, is a three-story, 133-unit facility featuring an interior courtyard and landscaped grounds. Nohl Ranch is affordably priced for its market and engages in an extensive community outreach program to enhance the property's visibility and referral network. The property includes such features as a beauty salon, daily meal and maid service. The assisted living program, which provides assistance for residents who require help with their daily routines, has been very successful in growing the property's tenant base. The property's competitor, which is located across the street from Nohl Ranch, currently offers an assisted living program.

Sale of Properties
The Partnership is marketing the Properties for sale and expects to sell the Properties in 1997. The General Partner has received numerous bids and serious expressions of interest from unaffiliated third party buyers. The Partnership is in the process of analyzing the bids it received. Should a transaction be consummated, one or more cash distributions of the net sale proceeds together with any remaining cash on hand will be made to all Unitholders as soon as practicable. However, there can be no assurance that any transaction will be consummated or as to the price thereof.

1994 Earthquake
As a result of an earthquake that struck the greater Los Angeles area on January 17, 1994, damages were sustained at two of the Properties, Ocean House and Prell Gardens. Additional information is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 11, "Earthquake Loss and Insurance Settlement" to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 included in Item 14 of this report.

Government Regulations
Two of the properties, Ocean House and Nohl Ranch, maintain assisted living programs which require licensing. Accordingly, these properties are subject to the periodic licensing requirements and inspection procedures of the California State Department of Social Services. California law prescribes a list of services which must be provided in rental retirement facilities such as: (i) assistance with daily living activities in the combinations which meet the needs of residents, (ii) helping residents gain access to appropriate supportive services in the community, (iii) being aware of the residents' general whereabouts, (iv) monitoring the activities of the residents while they are under the supervision of the facility to ensure their general health, safety, well being, and (v) encouraging the residents to maintain and develop their maximum functional ability through participation in planned activities. Both criminal and civil penalties may be imposed in the event of violation of any of these duties. Currently there are no restrictions on the level of rents, nor on rent increases. Neither Prell Gardens nor Pacific Inn are currently subject to the foregoing requirements.


Item 3.  Legal Proceedings

On September 15, 1995, litigation was initiated by the Partnership in Los Angeles Superior Court against the Partnership's insurance carrier and insurance broker as a result of the insurance company's preliminary indication that it would not reimburse the Partnership for property damage related to earthquake damage sustained at two of the Partnership's properties, Ocean House and Prell Gardens, in January of 1994.
On November 19, 1996, the Partnership and General Partner executed a Mutual Release and Settlement Agreement (the "Settlement Agreement") with the insurance carrier, whereby the Partnership agreed to release the insurance carrier from all claims pending under the lawsuit and to assign its remaining claims against the insurance broker to the insurance carrier.
The Partnership received $3,200,000, from the insurance carrier pursuant to the Settlement Agreement. Costs associated with the litigation which include legal, expert witness and engineering fees were offset against the $3,200,000, resulting in net insurance settlement income of approximately $2,318,387. Additional information is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 11, "Earthquake Loss and Insurance Settlement" to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 included in Item 14 of this report.

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

(b) Holders

As of December 31, 1996, there were 3,760 Limited Partners of record.

(c)  Cash Distributions per Unit (1)
                                         1996      1995
          1st Quarter                   0.075     0.075
          2nd Quarter                   0.075     0.075
          3rd Quarter                   0.075     0.075
          Special Distribution(2)       0.600       --
          4th Quarter                   0.075     0.075

          Total                        $0.900    $0.300

 (1) The amount and timing of distribution payments is reviewed on a quarterly basis. Distributions are paid approximately forty-five days following the period for which they are declared.

 (2) Distribution from cash reserves held pending a settlement with the Partnership's insurance carrier regarding certain claims for earthquake damage at Prell Gardens and Ocean
     House.


Item 6.  Selected Financial Data

(Dollars in thousands,
except per Unit data)           1996       1995       1994      1993      1992
Rental Income                $10,782    $10,838    $10,387    $9,526    $9,120
Interest Income                  205        199         98        36        15
Total Income                  13,305(2)  11,037     10,485     9,561     9,135
Net Income (Loss)              3,154     (7,877)(3)    137       518      (44)
Net Income (Loss) Per Unit (1)   .65      (1.63)       .03       .11     (.01)
Cash Distributions Per Unit      .90        .30        .30       .30       .13
Total Assets                 $22,574    $22,976    $32,459   $33,465   $34,033

 (1)Total Units outstanding 4,827,500.

 (2)Includes net insurance settlement income of $2,318,387, in connection with the Partnership's settlement of its litigation with its insurance carrier in November 1996.

 (3)Includes the recognition of a $8,712,292 loss on the write-down of real estate assets in compliance with Financial
     Accounting Standards No. 121 in 1995.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

(a)  Liquidity and Capital Resources

The Partnership is marketing the Properties for sale and expects to sell the Properties in 1997. The General Partner has received numerous bids and serious expressions of interest from unaffiliated third party buyers. The Partnership is in the process of analyzing the bids it has received. As a result of the pending sale, the Properties were reclassified on the consolidated balance sheet as of December 31, 1996, as Real estate assets held for disposition. However, there can be no assurance that any transaction will be consummated or as to the price thereof.

As a result of the Northridge earthquake that struck the greater Los Angeles area on January 17, 1994, damage was sustained at two of the Properties, Ocean House and Prell Gardens. The General Partner pursued reimbursement from the insurance carrier for the repair costs, less the deductible, under the Partnership's insurance policy. However, the insurance carrier refused to cover the cost to bring the buildings into compliance with building codes enacted after the Northridge Earthquake. The insurance carrier also disputed the amount of damage the buildings sustained. As a result, on September 15, 1995, the General Partner initiated litigation against the insurance carrier and insurance broker. On November 19, 1996, the Partnership and General Partner, executed a Mutual Release and Settlement Agreement (the "Settlement Agreement") with the insurance carrier, whereby the Partnership agreed to release the insurance carrier from all claims pending under the lawsuit and to assign its remaining claim against the insurance broker to the insurance carrier. The Partnership received $3,200,000 from the insurance carrier pursuant to the Settlement Agreement. Costs associated with the litigation which include legal, expert witness and engineering fees were offset against the $3,200,000, resulting in net insurance settlement income of approximately $2,318,387. Additional information is incorporated by reference to Note 11, "Earthquake Loss and Insurance Settlement" to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 included in Item 14 of this report.

The Partnership paid a distribution in the amount of $0.60 per Unit on December 9, 1996 to Limited Partners of record as of December 3, 1996. The distribution represented the portion of its cash reserves that the Partnership had been retaining to cover necessary repairs pending the outcome of the litigation.

In light of the Partnership's sales efforts, it is anticipated that the Partnership will sell all of its properties prior to completion of the repair work at Prell Gardens and prior to beginning work at Ocean House. As such, the Partnership anticipates selling Prell Gardens and Ocean House on an "as is" and "where is" basis.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended December 31, 1996, which was paid to the Limited Partners on February 12, 1997. Since inception, limited partners have received cash distributions totaling $5.41 per original $10.00 Unit. Until the sale of the Properties is complete, the level of future distributions will be determined on a quarterly basis and will be based on cash flow from operations, tempered by the Partnership's capital needs, including those necessitated by the earthquake related repairs. Should a sale of the Properties be consummated, one or more cash distributions of the net sale proceeds together with any remaining cash on hand will be made to all Unitholders as soon as practicable.

Prepaid expenses were $168,259 and $136,282 at December 31, 1996 and 1995, respectively. The increase is mainly due to a refund received for workman's compensation insurance in 1996.

At December 31, 1996 accounts payable and accrued expenses were $1,033,316 compared to $250,413 at year-end 1995. The increase is primarily due to higher expenses related to services rendered by the Partnership's engineering firm in connection with earthquake related repair work at Ocean House and Prell Gardens in the amount of approximately $428,154, higher legal expenses associated with the insurance litigation and various tender offers in the amount of approximately $344,822, as well as the timing of payments for incentive management fees payable to Leisure Care, Inc. in 1996.

On November 21, 1996, the Partnership purchased the general partnership interest of the successor to AFP-II for a purchase price of $850,000. The Partnership's purchase of the general partnership interest was funded from cash reserves. As a result of such purchase, the Property Partnership will be dissolved and all of its assets will be distributed to the Partnership. Accordingly, all sale proceeds received upon a sale of any property will belong to the Partnership and no amount will be owed to AFP-II.

On November 8, 1996, an unaffiliated third party, LAVRA, Inc., a Delaware corporation ("LAVRA"), a wholly-owned subsidiary of ARV Assisted Living, Inc., a California Corporation, commenced a tender offer to purchase up to 2,207,550 Units (42% of the total outstanding Units) at a price of $5.00, net of any distributions paid to limited partners after the date of the offer and until its expiration. This tender offer was subsequently modified several times and ultimately changed to purchase all of the outstanding Units at a net cash price of $5.90 per Unit. On January 31, 1997, the tender offer as modified, expired with LAVRA accepting for purchase 607,844 and one half Units, or approximately 12.6% of the outstanding Units.

On February 20, 1996, based upon, among other things, the advice of legal counsel, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution.

(b)  Results of Operations

1996 versus 1995

Partnership operations for the year ended December 31, 1996 resulted in net income of $3,154,499 compared to a net loss of $7,877,298 for 1995. The change from net loss to net income in 1996 is the result of the Partnership's net insurance settlement income of $2,318,387 in 1996 and the recognition of a $8,712,292 loss on the write-down of real estate assets in compliance with Financial Accounting Standards No. 121 in 1995.

Rental income was $10,782,123 for the year ended December 31, 1996, compared to $10,838,267 for 1995. The decrease is the result of lower average occupancy at Prell Gardens as anticipated during the earthquake repair work at the property. The decrease in rental income at Prell Gardens was partially offset by higher rental income from each of the other properties, notably Nohl Ranch and Pacific Inn. Interest income for the year was $204,526, largely unchanged from $199,078 in 1995.

Total expenses for the year ended December 31, 1996 were $10,150,537, compared to $18,914,643 for the year ended December 31, 1995. The decrease is largely the result of the Partnership's recognition of a $8,712,292, loss on the write-down of Prell Gardens, Ocean House and Nohl Ranch, in compliance with Financial Accounting Standards No. 121, in 1995. Depreciation was $1,507,326 for the year ended December 31, 1996 compared to $1,797,858 for the year ended December 31, 1995. The decrease reflects the adjusted basis of the properties required at year-end 1995 in connection with the write-down of the properties.

General and administrative expenses were $1,774,183 in 1996, compared to $1,633,797 in 1995. The increase is the result of legal, printing and postage expenses incurred in connection with various tender offers, the AFP-II buyout, and other legal fees.

For the years ended December 31, 1996, 1995 and 1994, the average occupancy levels for the properties were as follows:

               Property           1996      1995      1994
               Ocean House         91%       92%       95%
               Pacific Inn         98%       97%       94%
               Prell Gardens       72%       93%       97%
               Nohl Ranch          98%       95%       83%
               Average Occupancy   91%       94%       92%


1995 versus 1994

Partnership operations generated a net loss of $7,877,298 for the year ended December 31, 1995, compared to net income of $137,035. The change from net income to net loss was primarily attributable to a $8,712,292 loss recognized on the write down of Prell Gardens, Ocean House and Nohl Ranch, implemented in compliance with Financial Accounting Standards No. 121, a new accounting standard which was issued in March 1995. This was partially offset by a provision for earthquake loss in 1994 of $750,000 related to the earthquake repairs at Ocean House and Prell Gardens in the amounts of $500,000 and $250,000, respectively, and higher total income in 1995.

Rental revenue for the year ended December 31, 1995 was $10,838,267, compared with $10,386,764 in 1994. The 4.3%
increase was mainly the result of higher occupancy at Nohl Ranch and Pacific Inn. For the year ended December 31, 1995 interest income was $199,078, compared with $97,928 in 1994. The increase reflected higher average cash balances maintained in 1995.

For the year ended December 31, 1995, total expenses were $18,914,643, compared with $10,347,657 in 1994. Total expenses increased in 1995 as a result of the above mentioned write-down of real estate in 1995. Total expenses in 1994 included a provision for earthquake loss in the amount of $750,000, the Partnership's deductible under its insurance policy. General and administrative expenses for the year ended December 31, 1995 were $1,633,797, compared with $1,427,356 in 1994. The increase was primarily a result of higher insurance costs and higher management incentive fees at all four of the Partnership's properties. For the year ended December 31, 1995, repairs and maintenance expense was $616,998, compared with $490,095 in 1994. The increase was mainly the result of property improvements completed in 1995. Supplies expenses were $1,122,448, and $1,020,782, respectively, for the years ended December 31, 1995 and 1994. The increase in 1995 was primarily attributable to higher costs associated with the food services department as a result of increased average occupancy in 1995.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

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

        Name               Office
        Moshe Braver       Director and President
        Sean F. Donahue    Vice President, Chief Financial Officer and Director
        Lawrence M. Ostow  Vice President

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

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

Lawrence M. Ostow, 29, is a Vice President of Lehman Brothers and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.

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

According to the records of the Partnership's transfer agent, at December 31, 1996, no investor held more than 5% of the outstanding Units. However, LAVRA's schedule 14D-1 filed on December 23, 1996, states that LAVRA is the beneficial owner of 424,272.5 units or approximately 8.8% of the Partnership's outstanding units.

                     Name and address of     Amount and Nature of      Percent
Title of Class        Beneficial Owner       Beneficial Ownership      of Class
-------------------------------------------------------------------------------
Units of Limited      LAVRA, Inc.            424,272.5 Units owned       8.8%
Partnership Interest  245 Fischer Avenue,    beneficially and of record
                      Suite D-1
                      Costa Mesa, CA  92626

(b)  Security ownership of management.

Officers and Directors of the General Partner owned no units of the Partnership as of December 31, 1996.

(c)  Changes in control.

None.


Item 13.  Certain Relationships and Related Transactions

For fees paid and reimbursed to the General Partner or its affiliates during 1996, 1995 and 1994, see Note 6, "Transactions with Related Parties," to the Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," which is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)(1) Financial Statements:

     Consolidated Balance Sheets - At December 31, 1996 and 1995   (1)

     Consolidated Statements of Partners' Capital (Deficit)  -
     For the years ended December 31, 1996, 1995 and 1994          (1)

     Consolidated Statements of Operations - For the years ended
     December 31, 1996, 1995 and 1994                              (1)

     Consolidated Statements of Cash Flows - For the years ended
     December 31, 1996, 1995 and 1994                              (1)

     Notes to the Consolidated Financial Statements                (1)

     Report of Independent Accountants                             (1)

(a)(2) Financial Statement Schedules:

     Schedule III - Real Estate and Accumulated Depreciation     (F-1)

     Report of Independent Accountants                           (F-2)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

(b) Reports on Form 8-K:

     An 8-K was filed on December 4, 1996, disclosing information about the Partnership's purchase of the general partnership interest in Shearson August Property Partnership, the legal settlement with the Partnership's insurance carrier, and an amendment to a tender offer commenced by LAVRA Inc. to purchase up to 51% of the outstanding Units.

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

13.1 Annual Report to Unitholders for the year ended December 31, 1996.

27   Financial Data Schedule.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SENIOR INCOME FUND L.P.

                    BY:  SENIOR INCOME FUND INC.
                         General Partner



Date:  March 27, 1997    BY:  /s/ Moshe Braver
                       Name:  Moshe Braver
                      Title:  Director and President


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    SENIOR INCOME FUND L.P.

                    BY:  SENIOR INCOME FUND INC.
                         General Partner



Date:  March 27, 1997    BY:  /s/ Moshe Braver
                       Name:  Moshe Braver
                      Title:  Director and President



Date:  March 27, 1997    BY:  /s/ Sean Donahue
                       Name:  Sean Donahue
                      Title:  Vice President, Chief Financial
                              Officer and Director



Date:  March 27, 1997    BY:  /s/ Lawrence M. Ostow
                       Name:  Lawrence M. Ostow
                      Title:  Vice President