Form 10-Q
period 1997-03-31
SENIOR INCOME FUND L P
filed 1997-05-15
CIK 805387

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 1997

                             or

         Transition Report Pursuant to Section 13
         or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                 Commission File Number: 33-9921


                     SENIOR INCOME FUND L.P.
      Exact Name of Registrant as Specified in its Charter


           Delaware                          13-3392077
State or Other Jurisdiction
of Incorporation or Organization    I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson        10285-2900
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

                       Yes    X    No ____



Consolidated Balance Sheets                      At March 31,  At December 31,
                                                        1997             1996
Assets
Real estate assets held for disposition          $18,301,085      $18,301,085

Cash and cash equivalents                          3,814,844        4,104,695
Prepaid expenses                                     123,032          168,259
  Total Assets                                   $22,238,961      $22,574,039
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses           $   410,453      $ 1,033,316
 Deferred rent payable                             1,202,518        1,191,169
 Due to affiliates                                   233,031          190,609
 Security deposits payable                           143,200          148,700
 Distribution payable                                365,720          365,720
  Total Liabilities                                2,354,922        2,929,514
Partners' Capital (Deficit):
 General Partner                                     (52,515)         (54,910)
 Limited Partners (4,827,500 units outstanding)   19,936,554       19,699,435
  Total Partners' Capital                         19,884,039       19,644,525
  Total Liabilities and Partners' Capital        $22,238,961      $22,574,039




Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                   General       Limited
                                   Partner       Partners          Total
Balance at December 31, 1996      $(54,910)    $19,699,435     $19,644,525
Net income                           6,052         599,182         605,234
Distributions                       (3,657)       (362,063)       (365,720)
Balance at March 31, 1997         $(52,515)    $19,936,554     $19,884,039



Consolidated Statements of Operations
For the three months ended March 31,           1997          1996
Income
Rental                                   $2,824,863    $2,676,191
Interest and other income                    56,982        45,964
  Total income                            2,881,845     2,722,155
Expenses
Payroll                                     786,401       758,370
Depreciation                                   --         373,148
General and administrative                  527,741       380,674
Rent and utilities                          413,232       408,576
Supplies                                    272,267       288,546
Repairs and maintenance                     126,001       217,473
Real estate taxes                            98,391        92,190
Travel and entertainment                      4,578        12,173
Loss on real estate assets held
 for disposition                             48,000          --
  Total expenses                          2,276,611     2,531,150
  Net Income                             $  605,234    $  191,005
Net Income Allocated:
To the General Partner                   $    6,052    $    1,910
To the Limited Partners                     599,182       189,095
                                         $  605,234    $  191,005
Per limited partnership unit
(4,827,500 outstanding)                        $.12          $.04



Consolidated Statements of Cash Flows
For the three months ended March 31,                           1997        1996
Cash Flows From Operating Activities
Net income                                              $   605,234  $  191,005
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                                  --       373,148
 Loss on real estate assets held for disposition             48,000        --
 Increase (decrease) in cash arising from changes in
  operating assets and liabilities
   Prepaid expenses                                          45,227      (7,708)
   Accounts payable and accrued expenses                   (622,863)     40,819
   Deferred rent payable                                     11,349      11,348
   Due to affiliates                                         42,422     (33,241)
   Security deposits payable                                 (5,500)     (3,950)
Net cash provided by operating activities                   123,869     571,421
Cash Flows From Investing Activities
Additions to real estate                                    (48,000)    (50,011)
Net cash used for investing activities                      (48,000)    (50,011)
Cash Flows From Financing Activities
Distributions paid to partners                             (365,720)   (365,720)
Net cash used for investing activities                     (365,720)   (365,720)
Net increase (decrease) in cash and cash equivalents       (289,851)    155,690
Cash and cash equivalents, beginning of period            4,104,695   4,143,727
Cash and cash equivalents, end of period                 $3,814,844  $4,299,417
Supplemental Disclosure of Non-Cash Investing Activities
Capital expenditures funded through accounts payable     $    --     $   28,195


Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, or the following material contingencies exist, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Part 1, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents of $3,814,844, largely unchanged from $4,104,695 at December 31, 1996.

Prepaid expenses were $123,032 at March 31, 1997, compared to $168,259 at December 31, 1996. The decrease is mainly due to a refund for workman's compensation insurance in 1996 received in 1997.

Accounts payable and accrued expenses were $410,453 at March 31, 1997 compared to $1,033,316 at year-end 1996. The decrease is primarily due to the payment of outstanding invoices for services rendered in connection with the earthquake related repair work at Prell Gardens and Ocean House.

At March 31, 1997, due to affiliates was $233,031, compared to $190,609 at December 31, 1996. The increase is mainly due to an increase in general and administrative expenses as discussed under the section titled "Results of Operations".

The Partnership is marketing its four properties for sale and expects to sell them in 1997. The General Partner has received numerous bids and serious expressions of interest from unaffiliated third party buyers. The Partnership is in the process of analyzing the bids it has received. As a result of the pending sale, the Properties were reclassified on the consolidated balance sheet as of December 31, 1996, as "Real estate assets held for disposition." However, there can be no assurance that any transaction will be consummated or as to the price thereof.

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

In light of the Partnership's sales efforts, it is anticipated that the Partnership will sell all of its properties prior to beginning repair work at Ocean House. As such, the Partnership anticipates selling Prell Gardens and Ocean House on an "as is" and "where is" basis.

The General Partner declared a cash distribution of $.075 per Unit for the quarter ended March 31, 1997 which was paid to investors on May 12, 1997. Since inception, limited partners have received cash distributions totaling $5.485 per original $10.00 Unit. Until the sale of the Partnership's properties is complete, the level of future distributions will be determined on a quarterly basis and will be based on cash flow from operations, tempered by the Partnership's capital needs.

Results of Operations

Partnership operations resulted in net income of $605,234 for the three months ended March 31, 1997, compared to $191,005 for the three months ended March 31, 1996. The increase is primarily due to the elimination of depreciation expense in 1997 as a result of reclassifying the real estate assets as held for disposition at December 31, 1996, and higher rental income in 1997.

Rental income for the three months ended March 31, 1997 was $2,824,863, compared with $2,676,191 for the corresponding period in 1996. The increase is primarily attributed to improved average occupancy at Ocean House and Nohl Ranch, and was partially offset by the decline in rental income at Prell Gardens as a result of lower overall occupancy associated with the earthquake related repair work. Interest and other income for the quarter ended March 31, 1997 was $56,982, compared with $45,964 for the quarter ended March 31, 1996. The increase represents additional insurance proceeds received in 1997 related to the 1996 termite extermination at Pacific Inn.

Depreciation expense totaled $0 for the three months ended March 31, 1997, compared to $373,148 for the same period in 1996. The Partnership recorded no depreciation expense in 1997 as a result of the properties being classified as real estate assets held for disposition. Repairs and maintenance expense decreased from $217,473 for the three months ended March 31, 1996, to $126,001 for the comparable period in 1997, as a result of lower expenses for repairs that were deemed to be non-capital expenditures.

General and administrative expenses for the three months ended March 31, 1997 were $527,741, compared to $380,674 for the same period in 1996. During the 1997 period, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

For the three months ended March 31, 1997, loss on real estate assets held for disposition was $48,000 compared to $0 for the same period in 1996. The 1997 amount represents balcony repairs at Ocean House that were expensed in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

For the three months ended March 31, 1997, and 1996, the average occupancy levels for the properties were as follows:

          Property    Rental Units   1997      1996
          Nohl Ranch      133        98%       97%
          Ocean House     121        96%       89%
          Pacific Inn     134        98%       98%
          Prell Gardens   102        76%       79%


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



                         SENIOR INCOME FUND, L.P.

                    BY:  SENIOR INCOME FUND INC.
                         General Partner


Date:  May 14, 1997 BY:  /s/ Moshe Braver
                         Name:Moshe Braver
                         Title:President, Director and Chief
                               Operating Officer




Date:  May 14, 1997 BY:  /s/ Sean Donahue
                         Name:Sean Donahue
                         Title:Vice President and Chief
                               Financial Officer