Form 10-Q
period 1997-06-30
SENIOR INCOME FUND L P
filed 1997-08-14
CIK 805387

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

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

                       Yes    X    No ____


Consolidated Balance Sheets                         At June 30, At December 31,
                                                           1997           1996
Assets
Real estate assets held for disposition             $18,330,085    $18,301,085

Cash and cash equivalents                             3,691,911      4,104,695
Prepaid expenses                                        384,360        168,259
  Total Assets                                      $22,406,356    $22,574,039
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses              $   148,808     $1,033,316
 Deferred rent payable                                1,213,867      1,191,169
 Due to affiliates                                      246,517        190,609
 Security deposits payable                              140,650        148,700
 Distribution payable                                      --          365,720
  Total Liabilities                                   1,749,842      2,929,514
Partners' Capital (Deficit):
 General Partner                                        (44,790)       (54,910)
 Limited Partners (4,827,500 units outstanding)      20,701,304     19,699,435
  Total Partners' Capital                            20,656,514     19,644,525
  Total Liabilities and Partners' Capital           $22,406,356    $22,574,039



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                    General       Limited
                                    Partner       Partners        Total
Balance at December 31, 1996       $(54,910)    $19,699,435    $19,644,525
Net Income                           13,777       1,363,932      1,377,709
Distributions                        (3,657)       (362,063)      (365,720)
Balance at June 30, 1997           $(44,790)    $20,701,304    $20,656,514


Consolidated Statements of Operations

                                     Three months ended       Six months ended
                                           June 30,               June 30,
                                       1997        1996        1997        1996
Income
Rental                           $2,818,102  $2,619,556  $5,642,965  $5,295,747
Interest and other income            58,910      56,559     115,892     102,523
  Total Income                    2,877,012   2,676,115   5,758,857   5,398,270
Expenses
Payroll                             771,511     784,719   1,557,912   1,543,089
Rent and utilities                  391,409     394,374     804,641     802,950
General and administrative          416,271     394,315     944,012     774,989
Supplies                            265,423     284,490     537,690     573,036
Repairs and maintenance             156,296     202,455     282,297     419,928
Real estate taxes                    98,392      92,190     196,783     184,380
Loss on real estate assets
 held for disposition                   --         --        48,000        --
Travel and entertainment              5,235       8,875       9,813      21,048
Depreciation                            --      373,966        --       747,114
  Total Expenses                  2,104,537   2,535,384   4,381,148   5,066,534
  Net Income                     $  772,475  $  140,731  $1,377,709  $  331,736
Net Income Allocated:
To the General Partner           $    7,725  $    1,407  $   13,777  $    3,317
To the Limited Partners             764,750     139,324   1,363,932     328,419
                                 $  772,475  $  140,731  $1,377,709  $  331,736
Per limited partnership unit
(4,827,500 outstanding)                $.16      $.03     $.28   $.07


Consolidated Statements of Cash Flows
For the six months ended June 30,                          1997           1996
Cash Flows From Operating Activities
Net Income                                            $1,377,709     $  331,736
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                               --          747,114
 Loss on real estate assets held for disposition          48,000           --
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Prepaid expenses                                      (216,101)      (111,409)
  Accounts payable and accrued expenses                 (884,508)       (58,726)
  Deferred rent payable                                   22,698         22,697
  Due to affiliates                                       55,908        (1,014)
  Security deposits payable                               (8,050)           (88)
Net cash provided by operating activities                395,656        930,310
Cash Flows From Investing Activities
 Additions to real estate                                (77,000)      (223,736)
Net cash used for investing activities                   (77,000)      (223,736)
Cash Flows From Financing Activities
 Distributions paid to partners                         (731,440)      (731,440)
Net cash used for financing activities                  (731,440)      (731,440)
Net decrease in cash and cash equivalents               (412,784)      (24,866)
Cash and cash equivalents, beginning of period         4,104,695      4,143,727
Cash and cash equivalents, end of period              $3,691,911     $4,118,861
Supplemental Disclosure of Non-Cash Investing Activities
Capital expenditures funded through accounts payable  $     --       $   20,000


Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, or the following material contingencies exist, which require disclosure in this interim report per Regulation S-
X, Rule 10-01, Paragraph (a)(5):

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Subsequent Event
On August 1, 1997, the Partnership closed the Sale of three of its four Properties_Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,166,133 and an estimated gain on the sale of approximately $11.8 million.

Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four Properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, a credit for the cost of certain improvements to be made at the Prell Gardens property and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four Properties_Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,166,133. The closing of the Partnership's fourth property, Ocean House, is subject to the satisfaction of certain conditions which include obtaining a final estimate of the costs associated with the earthquake related repair work and approval of such work from the City of Santa Monica. It is currently anticipated that the sale of Ocean House will occur sometime during the third quarter of 1997. Until the sale of the Ocean House Property is complete, the Partnership will continue to operate the property and generate rental income from operations.

As a result of the Sale, the Partnership will no longer pay quarterly cash distributions beginning with the second quarter distribution which would have been paid on or about August 15, 1997. On or about August 25, 1997, the Partnership will pay a cash distribution in the amount of $5.75 per Unit representing proceeds from the sale of the Prell Gardens, Nohl Ranch, and Pacific Inn and cash flow from operations for the second quarter of 1997. Since inception, limited partners have received cash distributions totaling $11.235 per $10.00 Unit.

Once the sale of Ocean House is completed, the General Partner will distribute the net proceeds from the sale together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserves for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement. However, the timing and amount of the final distribution is subject to Ocean House's operations until closing, the timing of the closing, closing adjustments and other factors, all of which remain uncertain at this time. While the General Partner believes that Ocean House is likely to be sold in 1997, there can be no assurance that the sale will be consummated, or that a sale, if completed, will result in any particular level of net sales proceeds.

Due to the pending sale, the Properties were reclassified on the consolidated balance sheet as of December 31, 1996, as "Real estate assets held for disposition."

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

At June 30, 1997, the Partnership had cash and cash equivalents of $3,691,911 compared with $4,104,695 at December 31, 1996. The decrease is primarily attributable to distributions paid to partners and additions to real estate exceeding net cash from operations.

Prepaid expenses at June 30, 1997 were $384,360 compared to $168,259 at December 31, 1996. The increase is due to the payment of the 1997-98 insurance premium in June 1997.

Accounts payable and accrued expenses were $148,808 at June 30, 1997, compared to $1,033,316 at December 31, 1996. The decrease is mainly due to the payment of outstanding invoices for services rendered in connection with repair work at Ocean House and Prell
Gardens and the payment of legal fees associated with various tender offers, insurance litigation and the AFP-II buyout.

Results of Operations

Partnership operations resulted in net income of $772,475 and $1,377,709 for the three and six months ended June 30, 1997, compared to $140,731 and $331,736 for the same periods in 1996.
The increases are primarily due to the elimination of depreciation expense in 1997 as a result of reclassifying the real estate assets as held for disposition at December 31, 1996, and higher rental income in 1997.

Rental income for the three and six months ended June 30, 1997 was $2,818,102 and $5,642,965, compared with $2,619,556 and $5,295,747 for the corresponding periods in 1996. The increase is primarily the result of higher average occupancy in 1997 compared to 1996. Interest and other income for the three- and six-month periods ended June 30, 1997 was $58,910 and $115,892, compared with $56,559 and $102,523 for the same periods in 1996. The increases represent additional insurance proceeds received in 1997 related to the 1996 termite extermination at Pacific Inn.

Total expenses were $2,104,537 and $4,381,148 for the three and six months ended June 30, 1997, compared with $2,535,384 and $5,066,534 for the corresponding periods in 1996. The decreases are primarily due to the elimination of depreciation expense, lower repairs and maintenance and supplies expenses. The decrease was partially offset by an increase in general and administrative expense and a loss on real estate assets held for disposition. The Partnership recorded no depreciation expense in 1997 as a result of the properties being classified as real estate assets held for disposition. Repairs and maintenance expense decreased from $202,455 and $419,928 for the three and six months ended June
30, 1996, to $156,296 and $282,297 for the comparable periods in 1997, as a result of lower expenses for repairs that were deemed to be non-capital expenditures. General and administrative expenses for the three and six months ended June 30, 1997 were $416,271 and $944,012, compared to $394,315 and $774,989 for the 1996 periods.
During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

For the six months ended June 30, 1997, and 1996, the average occupancy levels for the properties were as follows:

          Property    Rental Units   1997      1996
          Nohl Ranch      133        96%       97%
          Ocean House     121        95%       90%
          Pacific Inn     134        97%       97%
          Prell Gardens   102        74%       75%


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K -

               A current report on Form 8-K was filed
               June 9, 1997, disclosing that the Partnership and an unaffiliated third party, MBK Senior Properties, Ltd., had entered into a Purchase and Sale Agreement and Joint Escrow Instructions for a sale of all four of the Partnership's Properties.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SENIOR INCOME FUND L.P.

                    BY:  SENIOR INCOME FUND INC.
                         General Partner



Date:  August 14, 1997   BY:   /s/ Moshe Braver
                         Name: Moshe Braver
                         Title:President, Director and Chief Operating Officer




Date:  August 14, 1997   BY:   /s/ Sean Donahue
                         Name: Sean Donahue
                         Title:Vice President and Chief Financial Officer