Form 10-Q
period 1997-09-30
SENIOR INCOME FUND L P
filed 1997-11-14
CIK 805387

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-9921


                            SENIOR INCOME FUND L.P.
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter


           Delaware                                    13-3392077
      ------------------                          --------------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                     10285
--------------------------------------                   --------
Address of Principal Executive Offices                   Zip Code

                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---


Consolidated Balance Sheets                 At September 30,    At December 31,
                                                        1997               1996
Assets
Real estate assets held for disposition           $   21,542        $18,301,085
Cash and cash equivalents                          5,509,390          4,104,695
Prepaid expenses                                     265,999            168,259
  Total Assets                                    $5,796,931        $22,574,039

Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses            $  279,781        $ 1,033,316
 Deferred rent payable                             1,225,216          1,191,169
 Due to affiliates                                    40,000            190,609
 Security deposits payable                            60,220            148,700
 Distribution payable                                     --            365,720
  Total Liabilities                                1,605,217          2,929,514
Partners' Capital (Deficit):
 General Partner                                    (209,435)           (54,910)
 Limited Partners (4,827,500 units outstanding)    4,401,149         19,699,435
  Total Partners' Capital                          4,191,714         19,644,525
  Total Liabilities and Partners' Capital         $5,796,931        $22,574,039



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                        General         Limited
                                        Partner         Partners         Total
Balance at December 31, 1996          $ (54,910)     $19,699,435   $19,644,525
Net Income                              129,514       12,821,902    12,951,416
Distributions                          (284,039)     (28,120,188)  (28,404,227)
Balance at September 30, 1997         $(209,435)     $ 4,401,149   $ 4,191,714


Consolidated Statements of Operations
                                    Three months ended      Nine months ended
                                      September 30,            September 30,
                                    1997         1996        1997       1996
Income
Rental                           $1,585,477  $2,734,962  $7,228,442  $8,030,709
Interest and other income           156,629      46,548     272,521     149,071
  Total Income                    1,742,106   2,781,510   7,500,963   8,179,780
Expenses
Payroll                             716,531     777,818   2,274,443   2,320,907
Rent and utilities                  361,085     401,329   1,165,726   1,204,279
General and administrative          358,527     432,264   1,302,539   1,207,253
Supplies                            248,613     279,661     786,303     852,697
Repairs and maintenance             372,328     170,783     654,625     590,711
Real estate taxes                    42,368      95,860     239,151     280,240
Loss on real estate assets
  held for disposition                   --          --      48,000          --
Travel and entertainment             18,050       8,650      27,863      29,698
Depreciation                             --     379,870          --   1,126,984
  Total Expenses                  2,117,502   2,546,235   6,498,650   7,612,769
Net Income (Loss) from Operations  (375,396)    235,275   1,002,313     567,011

Other Income:
Gain on sale of properties       11,949,103          --  11,949,103          --
  Net Income                    $11,573,707  $  235,275 $12,951,416  $  567,011

Net Income Allocated:
To the General Partner          $   115,737  $    2,353 $   129,514  $    5,670
To the Limited Partners          11,457,970     232,922  12,821,902     561,341
                                $11,573,707  $  235,275 $12,951,416  $  567,011

Per limited partnership unit
(4,827,500 outstanding)               $2.37        $.05       $2.66        $.12


Consolidated Statements of Cash Flows
For the nine months ended September 30,                    1997           1996
Cash Flows From Operating Activities
Net Income                                          $12,951,416       $567,011
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                                --      1,126,984
 Loss on real estate assets held for disposition         48,000             --
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Gain on Sale of Properties                        (11,949,103)            --
  Prepaid expenses                                      (97,740)       (65,211)
  Accounts payable and accrued expenses                (753,535)        78,671
  Deferred rent payable                                  34,047         34,046
  Due to affiliates                                    (150,609)       (20,750)
  Security deposits payable                             (88,480)         4,275
Net cash provided by (used for) operating activities     (6,004)     1,725,026
Cash Flows From Investing Activities
Additions to real estate                                (77,000)      (390,985)
Proceeds from disposal of asset                      30,257,646             --
Net cash provided by (used for) investing activities 30,180,646       (390,985)
Cash Flows From Financing Activities
Distributions paid to partners                      (28,769,947)    (1,097,159)
Net cash used for financing activities              (28,769,947)    (1,097,159)
Net increase in cash and cash equivalents             1,404,695        236,882
Cash and cash equivalents, beginning of period        4,104,695      4,143,727
Cash and cash equivalents, end of period            $ 5,509,390    $ 4,380,609

Supplemental Disclosure of Non-Cash Investing Activities
Capital expenditures funded through accounts payable        $--        $33,000


Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

On August 1, 1997, the Partnership closed the Sale of three of its four Properties - Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,257,646 and a gain on the sale of the properties of $11,949,103. The sale of the Partnership's fourth property, Ocean House, is subject to the satisfaction of certain conditions of the buyer and approval of certain building repairs by the City of Santa Monica. Due to unexpected delays, we anticipate that the sale of Ocean House will occur in the first half of 1998. In the meantime, the Partnership will continue to operate the property and generate rental income from operations.


Part 1, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
-------------------------------
On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four Properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, a credit for the cost of certain improvements to be made at the Prell Gardens property and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four Properties _ Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,257,646. The sale of the Partnership's fourth property, Ocean House, is subject to the satisfaction of certain conditions of the buyer and approval of certain building repairs by the City of Santa Monica. Due to unexpected delays, we anticipate that the sale of Ocean House will occur in the first half of 1998. In the meantime, the Partnership will continue to operate the property and generate rental income from operations.

As a result of the Sale, the Partnership suspended the payment of quarterly cash distributions beginning with the second quarter distribution which would have been paid on or about August 15, 1997. On August 25, 1997, the Partnership paid a cash distribution in the amount of $5.75 per Unit representing proceeds from the sale of Prell Gardens, Nohl Ranch, and Pacific Inn and cash flow from operations for the second quarter of 1997. Since inception, limited partners have received cash distributions totaling $11.235 per $10.00 Unit.

Once the sale of Ocean House is completed, the General Partner will distribute the net proceeds from the sale together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserves for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement. However, the timing and amount of the final distribution is subject to Ocean House's operations until closing, closing adjustments and other factors, all of which remain uncertain at this time. While the General Partner is hopeful that Ocean House will be sold in the first half of 1998, there can be no assurance that the sale will be consummated, or that a sale, if completed, will result in any particular level of net sales proceeds.

In anticipation of the Sale, the Properties were reclassified on the consolidated balance sheet as of December 31, 1996, as "Real estate assets held for disposition."

At September 30, 1997, the Partnership had cash and cash equivalents of $5,509,390 compared with $4,104,695 at December 31, 1996. The increase is primarily attributable to net proceeds from the Sale and net cash from operations exceeding distributions paid to partners and additions to real estate.

Prepaid expenses at September 30, 1997 were $265,999 compared to $168,259 at December 31, 1996. The increase is due to the payment of the 1997-98 insurance premiums in June 1997.

Accounts payable and accrued expenses were $279,781 at September 30, 1997, compared to $1,033,316 at December 31, 1996. The decrease is mainly due to the payment of outstanding invoices for services rendered in connection with repair work at Ocean House and Prell Gardens, and the payment of legal fees associated with various tender offers, insurance litigation and the AFP-II buyout.

Due to affiliates decreased to $40,000 at September 30, 1997 from $190,609 at December 31, 1996, reflecting the payment of past due fees. Security deposits payable decreased to $60,220 at September 30, 1997 from $148,700 at December 31, 1996, primarily due to the Sale.

Results of Operations
---------------------
Partnership operations resulted in net income of $11,573,707 and $12,951,416 for the three and nine months ended September 30, 1997, compared to $235,275 and $567,011 for the same periods in 1996. The increases are primarily due to the gain on sale of properties in the amount of $11,949,103. Excluding this gain, the Partnership incurred a net loss from operations of $375,396 and net income from operations of $1,002,313 for the three and nine months ended September 30, 1997, respectively. For the three-month period, the change from net income to net loss in 1997 was primarily the result of lower rental income. For the nine-month period, the higher net income from operations is mainly due to the elimination of depreciation expense in 1997 as a result of reclassifying the real estate assets as held for disposition at December 31, 1996.

Rental income for the three and nine months ended September 30, 1997 was $1,585,477 and $7,228,442, compared with $2,734,962 and $8,030,709 for the corresponding periods in 1996. The decreases are primarily the result of the Sale. Interest and other income for the three- and nine-month periods ended September 30, 1997 was $156,629 and $272,521, compared with $46,548 and
$149,071 for the same periods in 1996. The increases represent interest earned on the Partnership's higher cash balances, and additional insurance proceeds received in 1997 related to the 1996 termite extermination at Pacific Inn.

Total expenses were $2,117,502 and $6,498,650 for the three and nine months ended September 30, 1997, compared with $2,546,235 and $7,612,769 for the corresponding periods in 1996. The decreases are primarily due to the elimination of depreciation expense. The Partnership recorded no depreciation expense in 1997 as a result of the properties being classified as real estate assets held for disposition. Repairs and maintenance expense increased from $170,783 and $590,711 for the three and nine months ended September 30, 1996, to $372,328 and $654,625 for the comparable periods in 1997, as a result of higher expenses for repairs that were deemed to be non-capital expenditures. General and administrative expenses for the three and nine months ended September 30, 1997 were $358,527 and $1,302,539, compared to $432,264 and
$1,207,253 for the 1996 periods. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

For the nine months ended September 30, 1997 and 1996, the average occupancy levels for Ocean House was 95% and 91% respectively.

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



                                 SENIOR INCOME FUND L.P.

                            BY:  SENIOR INCOME FUND INC.
                                 General Partner



Date:  November 14, 1997         BY:    /s/Jeffrey C. Carter
                                 Name:  Jeffrey C. Carter
                                 Title: President, Chief Financial
                                        Officer and Director