Form 10-K
period 1997-12-31
SENIOR INCOME FUND L P
filed 1998-03-30
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the year ended:  December 31, 1997
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

DOCUMENTS INCORPORATED BY REFERENCE:    Portions of Parts I, II, III
and IV are incorporated by reference to the Partnership's Annual
Report to Unitholders for the year ended December 31, 1997.

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

On November 21, 1996, the Partnership purchased the general partnership interest of the successor to AFP-II for a purchase price of $850,000. As a result of such purchase, all of the Property Partnership's assets were distributed to the Partnership and the Property Partnership was dissolved. Accordingly, all sale proceeds received upon a sale of any property belong to the Partnership and no amount is owed to AFP-II. The Partnership will continue until December 31, 2036 unless terminated earlier pursuant to the provisions of the Partnership Agreement.

The Property Partnership was formed to acquire, operate and ultimately sell four specified residential properties for senior citizens (the "Properties") as follows: (i) Pacific Inn, a 134-unit apartment complex located in Torrance, California; (ii) Nohl Ranch Inn, a 133-unit apartment complex located in Anaheim, California; (iii) Ocean House, a 121-unit apartment complex located in Santa Monica, California, and; (iv) Prell Gardens, a 102-unit apartment complex located in Van Nuys, California.

On August 1, 1997, the Partnership closed the sale of three of its four Properties _ Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357. The sale of the Partnership's fourth property, Ocean House, is subject to the satisfaction of certain conditions of the buyer and approval of certain building repairs by the City of Santa Monica. Reference is made to Item 7 for a discussion of the sale and the pending sale of Ocean House.

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

(c)  Narrative Description of Business

The Partnership's principal objectives at inception were:

  (1) to provide quarterly cash distributions a portion of which will be "tax sheltered;"
  (2)    to preserve and protect capital;
  (3) to achieve long-term appreciation in the value of the Properties for distributions upon sale of the Properties.

Presently, the Partnership expects to sell the remaining property, distribute the net proceeds from the sale together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement.

(d)  Employees

The Partnership has no employees.

(e)  Competition

The Property competes with a variety of retirement living complexes within their primary geographic markets, including continuing care and lifecare facilities, which offer higher levels of personal care, and often skilled nursing, in addition to independent living units. However, continuing care and lifecare facilities usually require up-front accommodation fees, and place greater emphasis on health and well-being rather than on independent lifestyle and community activities.

(f)  Property Management

Prior to the sale of three of the Partnership's Properties on August 1, 1997, day-to-day management of the Properties was provided by Leisure Care, Inc., a leading retirement center management company. Day-to-day management includes employing operating personnel on behalf of the Partnership and acting as leasing agent. Commencing August 1, 1997, MBK Senior Living Communities, Ltd was engaged to provide day-to-day management of the Partnership's remaining Property, Ocean House. MBK Senior Living Communities, Ltd is an affiliate of MBK Senior Properties, Ltd., the buyer of the Properties. See Item 7 for a discussion of the sale of Prell Gardens, Nohl Ranch and Pacific Inn, and pending sale of Ocean House. See Note 4, "Property Management," to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 included in Item 14 of this report.


Item 2.  Properties

On August 1, 1997, the Partnership closed the sale of three of its four Properties _ Prell Gardens, Nohl Ranch and Pacific Inn. The Partnership's remaining property, Ocean House, is a ten-story building adjacent to Santa Monica Beach in Santa Monica, California. Many of the property's 121 units feature balconies and ocean views. Ocean House provides residents with various amenities including an assisted living program. The property is located in an upscale area with an established senior population and faces competition from three other retirement facilities within its market. The property competes at the higher end of the price scale based on its location and level of service. The property enjoys a competitive advantage due to its assisted living program, many activity programs and community involvement.

Ocean House is currently under contract for sale, subject to the satisfaction of certain conditions of the buyer and approval of certain building repairs by the City of Santa Monica. Reference is made to Item 7 for a discussion of the pending sale.

Ocean House maintains an assisted living program which requires licensing. Accordingly, this property is subject to the periodic licensing requirements and inspection procedures of the California State Department of Social Services. California law prescribes a list of services which must be provided in rental retirement facilities such as: (i) assistance with daily living activities in the combinations which meet the needs of residents,
(ii) helping residents gain access to appropriate supportive services in the community, (iii) being aware of the residents' general whereabouts, (iv) monitoring the activities of the residents while they are under the supervision of the facility to ensure their general health, safety and well being, and (v) encouraging the residents to maintain and develop their maximum functional ability through participation in planned activities. Both criminal and civil penalties may be imposed in the event of violation of any of these duties. Currently there are no restrictions on the level of rent, or on rent increases.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


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

(b) Holders

As of December 31, 1997, there were 3,459 Limited Partners of record.

(c)  Cash Distributions per Unit
                                    1997      1996
          1st Quarter             $0.075    $0.075
          2nd Quarter              0.000     0.075
          3rd Quarter              0.000     0.075
          Special Distribution    5.7501    0.6002
          4th Quarter              0.000     0.075
          Total                   $5.825    $0.900

 (1)On August 25, 1997, the Partnership paid a cash distribution in the amount of $5.75 per Unit representing proceeds from the sale of Prell Gardens, Nohl Ranch, and Pacific Inn and cash flow from operations for the second quarter of 1997.

 (2)Distribution from cash reserves held pending a settlement with the Partnership's insurance carrier regarding certain claims for earthquake damage at Prell Gardens and Ocean House.

As a result of the August 1, 1997 sale of three of the Partnership's four Properties, the Partnership suspended the payment of quarterly cash distributions beginning with the second quarter distribution which would have been paid on or about August 15, 1997. Once the sale of Ocean House is completed, the General Partner will distribute the net proceeds from the sale together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses, and establishment of a reserves for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement.


Item 6.  Selected Financial Data

(Dollars in thousands, except
 per Unit data)                      1997      1996      1995      1994    1993
Rental Income                      $8,233   $10,782   $10,838   $10,387  $9,526
Interest Income                       344       205       199        98      36
Total Income                        8,577    13,305(2) 11,037    10,485   9,561
Net Income (Loss) From Operations     931     3,154    (7,877)(3)   137     518
Gain On Sale Of Properties         11,840         _         _         _`      _
Net Income (Loss)                  12,771(4)  3,154    (7,877)(3)   137     518
Net Income (Loss) From Operations
  Per Unit (1)                        .19       .65     (1.63)      .03     .11
Net Income (Loss) Per Unit (1)       2.58       .65     (1.63)      .03     .11
Cash Distributions Per Unit (1)      5.82       .90       .30       .30     .30
Total Assets                        5,547   $22,574   $22,976   $32,459 $33,465

 (1)Total Units outstanding: 4,827,500.

 (2)Includes net insurance settlement income of $2,318,387, in connection with the Partnership's settlement of its litigation with its insurance carrier in November 1996.

 (3)Includes the recognition of a $8,712,292 loss on the write-down of real estate assets in compliance with Financial
    Accounting Standards No. 121 in 1995.

 (4)Includes the recognition of a $11,839,814 gain on sale of three properties.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

(a)  Liquidity and Capital Resources

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four Properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, a credit for the cost of certain improvements to be made at the Prell Gardens property and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four Properties _ Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357. The sale of the Partnership's fourth property, Ocean House, is subject to the satisfaction of certain conditions of the buyer and approval of certain building repairs by the City of Santa Monica. Althouth there have been unexpected delays, it is anticipated that the sale of Ocean House will occur during 1998. In the meantime, the Partnership will continue to operate the property and generate rental income from operations.

As a result of the Sale, the Partnership suspended the payment of quarterly cash distributions beginning with the second quarter distribution which would have been paid on or about
August 15, 1997. On August 25, 1997, the Partnership paid a cash distribution in the amount of $5.75 per Unit, representing proceeds from the sale of Prell Gardens, Nohl Ranch, and Pacific Inn and cash flow from operations for the second quarter of 1997. Since inception, limited partners have received cash distributions totaling $11.235 per $10.00 Unit.

Upon completion of the sale of Ocean House, the General Partner will distribute the net proceeds from the sale together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses, and establishment of a reserves for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement. However, the timing and amount of the final distribution is subject to Ocean House's operations until closing, closing adjustments and other factors, all of which remain uncertain at this time. While it is anticipated that the sale of Ocean House will be completed during 1998, there can be no assurance that the sale will be consummated, or that a sale, if completed, will result in any particular level of net sales proceeds.

In anticipation of the Sales, the Properties were reclassified on the consolidated balance sheet as of December 31, 1996, as "Real estate assets held for disposition."

Prepaid expenses were $204,867 and $168,259 at December 31, 1997 and 1996, respectively. The increase is mainly due to a pre-payment of the ground rent for the Ocean House property.

At December 31, 1997, accounts payable and accrued expenses were $180,192 compared to $1,033,316 at December 31, 1996. The balance in 1996 includes certain non-recurring expenses including expenses for services rendered by the Partnership's engineering firm in connection with earthquake related repair work at Ocean House and Prell Gardens in the amount of $428,154, and for legal expenses associated with the insurance litigation and various tender offers in the amount of $344,822, as well as the timing of payments for incentive management fees payable to Leisure Care, Inc. in the amount of $87,133.

On November 21, 1996, the Partnership purchased the general partnership interest of the successor to AFP-II for a purchase price of $850,000. The Partnership's purchase of the general partnership interest was funded from cash reserves. As a result of such purchase, the Property Partnership's assets were distributed to the Partnership and the Property Partnership was dissolved. Accordingly, all sale proceeds received upon a sale of any property belong to the Partnership and no amount is owed to AFP-II.

Due to affiliates decreased to $61,973 at December 31, 1997 from $190,609 at December 31, 1996, reflecting the payment of past due fees. Security deposits payable decreased to $56,831 at December 31, 1997 from $148,700 at December 31, 1996, primarily due to the Sale.

(b)  Results of Operations

1997 versus 1996

Partnership operations for the year ended December 31, 1997 resulted in net income of $12,770,868 compared to $3,154,499 for 1996. The increase is primarily due to the gain on sale of properties in the amount of $11,839,814. Excluding this gain, the Partnership incurred net income from operations of $931,054 for the year ended December 31, 1997. The decrease in net income from operations was primarily the result of lower rental income due to the sale of properties, partially offset by the elimination of depreciation expense in 1997 as a result of the reclassification of the Properties as "real estate assets held for disposition". The 1996 amount also includes the receipt of insurance settlement proceeds.

Rental income was $8,232,614 for the year ended December 31, 1997, compared to $10,782,123 for 1996. The decrease is due to the sale of three of the Properties on August 1, 1997, which was partially offset by an increase in rental income from Ocean House.

As a result of the sale of three of the Partnership's Properties on August 1, 1997, the following expense categories decreased from 1996 to 1997: payroll, rent and utilities, supplies, repairs and maintenance and real estate taxes.

General and administrative expenses were $1,527,054 in 1997 as compared with $1,774,183 in 1996. The decrease is the result of the sale of the three properties partially offset by an increase in management fees at Ocean House and an increase in Partnership servicing expense. During 1997, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

Loss on real estate held for disposition totaled $48,000 for the year ended December 31, 1997. This represents costs associated with balcony restoration at Ocean House which were expensed through the loss provision in compliance with Statement of Financial Accounting Standards No. 121.

For the years ended December 31, 1997 and 1996, Ocean House reported average occupancy of 95% and 91%, respectively.

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

Total expenses for the year ended December 31, 1996 were $10,150,537, compared to $18,914,643 for the year ended December 31, 1996. The decrease is largely the result of the Partnership's recognition of a $8,712,292, loss on the write-down of Prell Gardens, Ocean House and Nohl Ranch, in compliance with Financial Accounting Standards No. 121, in 1995. Depreciation was $1,507,326 for the year ended December 31, 1996 compared to $1,797,858 for the year ended December 31, 1995. The decrease reflects the adjusted basis of the properties required at year-end 1995 in connection with the write-down of the properties.

General and administrative expenses were $1,774,183 in 1996, compared to $1,633,797 in 1995. The increase is the result of legal, printing and postage expenses incurred in connection with various tender offers, the AFP-II buyout, and other legal fees.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended
December  31, 1997, which is filed as an exhibit under Item 14.

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

        Name                 Office
        Jeffrey C. Carter    Director, President and Chief Financial Officer
        Moshe Braver         Director and Vice President
        Lawrence M. Ostow    Vice President

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Moshe Braver, 44, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Lawrence M. Ostow, 29, is a Vice President of Lehman Brothers and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow earned an M.B.A. from the Stern School of Business in 1997 and a B.A. degree in Economics from the University of Michigan in 1990.


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

As of December 31, 1997, one party was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. The owner, LAVRA, Inc., owns a total of 585,482.75 Units or 12.1% of the Units in one account. LAVRA's address is 245 Fischer Avenue, Suite D-1, Costa Mesa, California, 92626.

(b)  Security ownership of management.

Officers and Directors of the General Partner owned no units of the Partnership as of December 31, 1997.

(c)  Changes in control.

None.


Item 13.  Certain Relationships and Related Transactions

For fees paid and reimbursed to the General Partner or its affiliates during 1997, 1996 and 1995, see Note 5, " Transactions with Related Parties," to the Consolidated Financial Statements which is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.


                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

       Consolidated Balance Sheets - At December 31, 1997 and 1996   (1)

       Consolidated Statements of Partners' Capital (Deficit)  -
       For the years ended December 31, 1997, 1996 and 1995          (1)

       Consolidated Statements of Operations - For the years ended
       December 31, 1997, 1996 and 1995                              (1)

       Consolidated Statements of Cash Flows - For the years ended
       December 31, 1997, 1996 and 1995                              (1)

       Notes to the Consolidated Financial Statements                (1)

       Report of Independent Accountants                             (1)

(a)(2) Financial Statement Schedules:

       Schedule III - Real Estate and Accumulated Depreciation     (F-1)

       Report of Independent Accountants                           (F-2)


 (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

(a)(3)  Exhibits

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


13.1 Annual Report to Unitholders for the year ended December 31,1997.

27   Financial Data Schedule.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SENIOR INCOME FUND L.P.

                    BY:  SENIOR INCOME FUND INC.
                         General Partner



Date: March 27, 1998   BY:  /s/ Jeffrey C Carter
                       Name:    Jeffrey C. Carter
                       Title    Director, President and Chief Financial Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    SENIOR INCOME FUND L.P.

                    BY:  SENIOR INCOME FUND INC.
                         General Partner



Date: March 27, 1998   BY:  /s/ Jeffrey C. Carter
                       Name:    Jeffrey C. Carter
                       Title    Director, President and Chief Financial Officer



Date: March 27, 1998   BY:  /s/ Moshe Braver
                       Name:    Moshe Braver
                       Title    Director and Vice President



Date: March 27, 1998   BY:  /s/ Lawrence M. Ostow
                       Name:    Lawrence M. Ostow
                       Title    Vice President