Form 10-Q
period 1998-03-31
SENIOR INCOME FUND L P
filed 1998-05-15
CIK 805387

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 1998

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



Consolidated Balance Sheets
                                         At March 31,          At December 31,
                                                1998                     1997
Assets
Real estate assets held for disposition  $    21,542             $     21,542
Cash and cash equivalents                  5,523,026                5,320,317
Prepaid expenses                             172,200                  204,867
  Total Assets                           $ 5,716,768             $  5,546,726
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses   $   248,174             $    180,192
 Deferred rent payable                     1,247,913                1,236,564
 Due to affiliates                            62,000                   61,973
 Security deposits payable                    56,599                   56,831
  Total Liabilities                        1,614,686                1,535,560
Partners' Capital:
 General Partner                                   _                        _
 Limited Partners
 (4,827,500 units outstanding)             4,102,082                4,011,166
  Total Partners' Capital                  4,102,082                4,011,166
  Total Liabilities and Partners'Capital $ 5,716,768              $ 5,546,726



Consolidated Statement of Partners' Capital
For the three months ended March 31, 1998
                                           General        Limited
                                           Partner       Partners        Total
Balance at December 31, 1997               $     _    $ 4,011,166  $ 4,011,166
Net income                                       _         90,916       90,916
Balance at March 31, 1998                  $     _    $ 4,102,082  $ 4,102,082



Consolidated Statements of Operations
For the three months ended March 31,                    1998             1997
Income
Rental                                            $  980,106      $ 2,824,863
Interest and other                                    68,500           56,982
  Total Income                                     1,048,606        2,881,845
Expenses
Payroll                                              282,302          786,401
General and administrative                           197,089          527,741
Rent and utilities                                   275,356          413,232
Supplies                                              89,081          272,267
Repairs and maintenance                               71,167          126,001
Real estate taxes                                     38,187           98,391
Travel and entertainment                               4,508            4,578
Loss on real estate assets held for disposition            _           48,000
  Total Expenses                                     957,690        2,276,611
  Net Income                                      $   90,916      $   605,234
Net Income Allocated:
To the General Partner                            $        _      $     6,052
To the Limited Partners                               90,916          599,182
                                                  $   90,916      $   605,234
Per limited partnership unit
(4,827,500 outstanding)                                 $.02             $.12


Consolidated Statements of Cash Flows
For the three months ended March 31,                    1998             1997
Cash Flows From Operating Activities
Net Income                                         $  90,916       $  605,234
Adjustments to reconcile net income to net cash
provided by operating activities:
 Loss on real estate assets held for disposition           _           48,000
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities
  Prepaid expenses                                    32,667           45,227
  Accounts payable and accrued expenses               67,982         (622,863)
  Deferred rent payable                               11,349           11,349
  Due to affiliates                                       27           42,422
  Security deposits payable                             (232)          (5,500)
Net cash provided by operating activities            202,709          123,869
Cash Flows From Investing Activities
 Additions to real estate                                  _          (48,000)
Net cash used for investing activities                     _          (48,000)
Cash Flows From Financing Activities
 Distributions paid to partners                            _         (365,720)
Net cash used for investing activities                     _         (365,720)
Net increase (decrease) in cash and
 cash equivalents                                    202,709         (289,851)
Cash and cash equivalents, beginning of period     5,320,317        4,104,695
Cash and cash equivalents, end of period          $5,523,026       $3,814,844


Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four Properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four Properties _ Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357. The sale of the Partnership's fourth property, Ocean House, is subject to the satisfaction of certain conditions of the buyer and approval of certain building repairs by the City of Santa Monica. Although there have been unexpected delays, it is anticipated that the sale of Ocean House will occur during 1998. In the meantime, the Partnership will continue to operate the property and generate rental income from operations.

As a result of the Sale, the Partnership suspended the payment of quarterly cash distributions beginning with the second quarter 1997 distribution which would have been paid on or about
August 15, 1997. On August 25, 1997, the Partnership paid a cash distribution in the amount of $5.75 per Unit, representing proceeds from the sale of Prell Gardens, Nohl Ranch, and Pacific Inn and cash flow from operations for the second quarter of 1997. Since inception, limited partners have received cash distributions totaling $11.235 per $10.00 Unit.

Upon completion of the sale of Ocean House, the General Partner will distribute the net proceeds from the sale together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement. However, the timing and amount of the final distribution is subject to operations at Ocean House, the timing of the closing of the Ocean House sale, closing adjustments and other factors, all of which remain uncertain. While it is anticipated that the sale of Ocean House will be completed during 1998, there can be no assurance that the sale will be consummated, or that a sale, if completed, will result in any particular level of net sales proceeds.

In anticipation of the Sale the Properties were reclassified on the consolidated balance sheet as of December 31, 1996, as "Real estate assets held for disposition."

At March 31, 1998, the Partnership had cash and cash equivalents of $5,523,026 compared to $5,320,317 at December 31, 1997. The increase is primarily due to the discontinuation of cash distributions.

Prepaid expenses were $172,200 at March 31, 1998 compared to $204,867 at December 31, 1997. The decrease is mainly due to the timing of property insurance payments.

Accounts payable and accrued expenses were $248,174 at March 31, 1998 compared to $180,192 at December 31, 1997. The change is primarily due to the timing of pre-paid rents and audit expenses and, to a lesser extent, increased legal fees associated with the sale of the last property and the liquidation of the Partnership.

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

Results of Operations

Partnership operations resulted in net income of $90,916 for the three months ended March 31, 1998, compared to $605,234 for the three months ended March 31, 1997. The decrease is primarily due to lower rental income and total expenses as a result of the sale of three of the Partnership's four properties in 1997, slightly offset by an increase in interest income.

Rental income for the three months ended March 31, 1998 was $980,106 compared to $2,824,863 for the corresponding period in 1997. The decrease is due to the sale of three of the Properties on August 1, 1997. Rental income for the quarter ended March 31, 1998 at Ocean House increased by 5% over the same period last year primarily as a result of increased rental rates on new leases.

As a result of the sale of three of the Partnership's Properties on August 1, 1997, all expense categories decreased from March
31, 1997 to March 31, 1998.

Loss on real estate held for disposition was $0 for the three months ended March 31, 1998 compared to $48,000 for the same period in 1997. The 1997 amount represents costs associated with balcony restoration at Ocean House which were expensed through the loss provision in compliance with Statement of Financial Accounting Standards No. 121.

For the three months ended March 31, 1998 and 1997, Ocean House reported average occupancy of 95% and 96%, respectively.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.