Form 10-Q
period 1998-06-30
SENIOR INCOME FUND L P
filed 1998-08-14
CIK 805387

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)
         X        Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                 (212) 526-3183
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____



Consolidated Balance Sheets

                                          At June 30,       At December 31,
                                                1998                  1997
Assets
Real estate assets held for disposition  $    21,542              $ 21,542
Cash and cash equivalents                  5,614,020             5,320,317
Prepaid expenses                             227,476               204,867
  Total Assets                           $ 5,863,038         $   5,546,726
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses   $   227,509         $     180,192
 Deferred rent payable                     1,259,262             1,236,564
 Due to affiliates                            15,000                61,973
 Security deposits payable                    58,849                56,831
  Total Liabilities                        1,560,620             1,535,560
Partners' Capital:
 General Partner                                   _                     _
 Limited Partners
 (4,827,500 units outstanding)             4,302,418             4,011,166
  Total Partners' Capital                  4,302,418             4,011,166
  Total Liabilities and
  Partners' Capital                      $ 5,863,038         $   5,546,726




Consolidated Statement of Partners' Capital
For the six months ended June 30, 1998
                                           General      Limited
                                           Partner     Partners      Total
Balance at December 31, 1997           $         _   $4,011,166  $4,011,166
Net Income                                       _      291,252     291,252
Balance at June 30, 1998               $         _   $4,302,418  $4,302,418




Consolidated Statements of Operations

                       Three months ended June 30,   Six months ended June 30,
                                 1998        1997          1998          1997
Income
Rental                     $1,020,115  $2,818,102    $2,000,221    $5,642,965
Interest and other income      68,488      58,910       136,988       115,892
  Total Income              1,088,603   2,877,012     2,137,209     5,758,857
Expenses
Payroll                       279,750     771,511       562,052     1,557,912
Rent and utilities            276,940     391,409       552,296       804,641
General and administrative    134,992     416,271       332,081       944,012
Supplies                       91,383     265,423       180,464       537,690
Repairs and maintenance        62,805     156,296       133,972       282,297
Real estate taxes              38,187      98,392        76,374       196,783
Loss on real estate
assets held for disposition         _           _             _        48,000
Travel and entertainment        4,210       5,235         8,718         9,813
  Total Expenses              888,267   2,104,537     1,845,957     4,381,148
  Net Income                $ 200,336   $ 772,475     $ 291,252    $1,377,709
Net Income Allocated:
To the General Partner      $       _   $   7,725     $       _    $   13,777
To the Limited Partners       200,336     764,750       291,252     1,363,932
                            $ 200,336   $ 772,475     $ 291,252    $1,377,709
Per limited partnership unit
(4,827,500 outstanding)     $     .04   $     .16     $     .06    $      .28




Consolidated Statements of Cash Flows
For the six months ended June 30,                      1998              1997

Cash Flows From Operating Activities
Net Income                                         $291,252        $1,377,709
Adjustments to reconcile net income to net cash
provided by operating activities:
 Loss on real estate assets held for disposition          _            48,000
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Prepaid expenses                                  (22,609)         (216,101)
  Accounts payable and accrued expenses              47,317          (884,508)
  Deferred rent payable                              22,698            22,698
  Due to affiliates                                 (46,973)           55,908
  Security deposits payable                           2,018            (8,050)
Net cash provided by operating activities           293,703           395,656
Cash Flows From Investing Activities
 Additions to real estate                                 _           (77,000)
Net cash used for investing activities                    _           (77,000)
Cash Flows From Financing Activities
 Distributions paid to partners                           _          (731,440)
Net cash used for financing activities                    _          (731,440)
Net increase (decrease)
in cash and cash equivalents                        293,703          (412,784)
Cash and cash equivalents, beginning of period    5,320,317         4,104,695
Cash and cash equivalents, end of period         $5,614,020        $3,691,911



Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and the statement of changes in partners' capital for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



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

Upon completion of the sale of Ocean House, the General Partner will distribute the net proceeds from the sale together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement. However, the timing and amount of the final distribution is subject to operations at Ocean House, the timing of the closing of the Ocean House sale, closing adjustments and other factors, all of which remain uncertain. While it is anticipated that the sale of Ocean House will be completed during 1998, there can be no assurance that the sale will be consummated, or that the sale will result in any particular level of net sales proceeds.

At June 30, 1998, the Partnership had cash and cash equivalents of $5,614,020 compared to $5,320,317 at December 31, 1997. The increase is primarily due to the discontinuation of cash distributions.

Prepaid expenses were $227,476 at June 30, 1998 compared to $204,867 at December 31, 1997. The increase is due to the timing of property insurance payments and management fees.

Accounts payable and accrued expenses were $227,509 at June 30, 1998 compared to $180,192 at December 31, 1997. The change is primarily due to the timing of property operating expense payments, management fee payments and the timing of receipt of pre-paid rents, partially offset by a decrease in certain accruals.

Results of Operations

Partnership operations resulted in net income of $200,336 and $291,252 for the three and six months ended June 30, 1998, compared to $772,475 and $1,377,709 for the three and six months ended June 30, 1997. The decrease is primarily due to lower rental income as a result of the sale of three of the Partnership's four properties in 1997, partly offset by lower expenses and an increase in interest income.

Rental income for the three and six months ended June 30, 1998 was $1,020,115 and $2,000,221 compared to $2,818,102 and $5,642,965 for the corresponding periods in 1997. The decrease is due to the sale of three of the Properties on August 1, 1997. Rental income for the six months ended June 30, 1998 at Ocean House increased by 8% over the same period last year primarily as a result of increased rental rates on new leases.

As a result of the sale of three of the Partnership's Properties on August 1, 1997, all expense categories decreased from the 1997 periods to the 1998 periods.

Loss on real estate held for disposition was $0 for the six months ended June 30, 1998 compared to $48,000 for the same period in 1997. The 1997 amount represents costs associated with balcony restoration at Ocean House which were expensed through the loss provision in compliance with Statement of Financial Accounting Standards No. 121.

For the six months ended June 30, 1998 and 1997, Ocean House reported average occupancy of 98% and 95%, respectively.




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



                              SENIOR INCOME FUND L.P.

                         BY:  SENIOR INCOME FUND INC.
                              General Partner



Date:  August 14, 1998   BY:  /s/Michael T. Marron
                              Name:Michael T. Marron
                              Title:Director, President and Chief Financial
                              Officer