Form 10-Q
period 1998-09-30
SENIOR INCOME FUND L P
filed 1998-11-16
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition period from _____ to _____


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

                                 Yes X   No ___

CONSOLIDATED BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                             ---------------    --------------
Assets
Real estate assets held for disposition           $   21,542        $   21,542
Cash and cash equivalents                          5,723,587         5,320,317
Prepaid expenses                                     202,499           204,867
                                                  ----------        ----------
      Total Assets                                $5,947,628        $5,546,726
                                                  ==========        ==========
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $  163,601        $  180,192
  Deferred rent payable                            1,270,611         1,236,564
  Due to affiliates                                   22,000            61,973
  Security deposits payable                           56,850            56,831
                                                  ----------        ----------
      Total Liabilities                            1,513,062         1,535,560
                                                  ----------        ----------
Partners' Capital:
   General Partner                                        --                --
   Limited Partners (4,827,500 units
     outstanding)                                  4,434,566         4,011,166
                                                  ----------        ----------
      Total Partners' Capital                      4,434,566         4,011,166
                                                  ----------        ----------
      Total Liabilities and Partners' Capital     $5,947,628        $5,546,726
                                                  ==========        ==========


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998
                                           General       Limited
                                           Partner      Partners         Total
                                           -------    ----------    ----------
Balance at December 31, 1997               $    --    $4,011,166    $4,011,166
Net Income                                      --       423,400       423,400
                                           -------    ----------    ----------
Balance at September 30, 1998              $    --    $4,434,566    $4,434,566
                                           =======    ==========    ==========

CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three months ended           Nine months ended
                                      September 30,               September 30,
                                1998          1997          1998          1997
                          ----------   -----------    ----------   -----------
Income
Rental                    $1,002,943   $ 1,585,477    $3,003,164   $ 7,228,442
Interest and other
  income                      74,643       156,629       211,631       272,521
                          ----------   -----------    ----------   -----------
      Total Income         1,077,586     1,742,106     3,214,795     7,500,963
                          ----------   -----------    ----------   -----------
Expenses
Payroll                      293,660       716,531       855,712     2,274,443
Rent and utilities           279,633       361,085       831,929     1,165,726
General and
  administrative             154,951       358,527       487,032     1,302,539
Supplies                      97,990       248,613       278,454       786,303
Repairs and maintenance       74,719       372,328       208,691       654,625
Real estate taxes             40,191        42,368       116,565       239,151
Loss on real estate
  assets held for
  disposition                     --            --            --        48,000
Travel and entertainment       4,294        18,050        13,012        27,863
                          ----------   -----------    ----------   -----------
      Total Expenses         945,438     2,117,502     2,791,395     6,498,650
                          ----------   -----------    ----------   -----------
      Net Income (Loss)
        from Operations      132,148      (375,396)      423,400     1,002,313
Other Income
Gain on sale of
  properties                      --    11,949,103            --    11,949,103
                          ----------   -----------    ----------   -----------
      Net Income          $  132,148   $11,573,707    $  423,400   $12,951,416
                          ==========   ===========    ==========   ===========
Net Income Allocated:
To the General Partner    $       --   $   115,737    $       --   $   129,514
To the Limited Partners      132,148    11,457,970       423,400    12,821,902
                          ----------   -----------    ----------   -----------
                          $  132,148   $11,573,707    $  423,400   $12,951,416
                          ==========   ===========    ==========   ===========
Per limited partnership
unit (4,827,500
outstanding)                   $ .03        $ 2.37         $ .09        $ 2.66
                               -----        ------         -----        ------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                          1998            1997
                                                    ----------    ------------
Cash Flows From Operating Activities
Net Income                                          $  423,400    $ 12,951,416
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Loss on real estate assets held for disposition           --          48,000
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Gain on sale of properties                              --     (11,949,103)
    Prepaid expenses                                     2,368         (97,740)
    Accounts payable and accrued expenses              (16,591)       (753,535)
    Deferred rent payable                               34,047          34,047
    Due to affiliates                                  (39,973)       (150,609)
    Security deposits payable                               19         (88,480)
                                                    ----------    ------------
Net cash provided by (used for) operating
  activities                                           403,270          (6,004)
                                                    ----------    ------------
Cash Flows From Investing Activities
  Additions to real estate                                  --         (77,000)
  Proceeds from disposal of asset                           --      30,257,646
                                                    ----------    ------------
Net cash provided by investing activities                   --      30,180,646
                                                    ----------    ------------
Cash Flows From Financing Activities
  Distributions paid to partners                            --     (28,769,947)
                                                    ----------    ------------
Net cash used for financing activities                      --     (28,769,947)
                                                    ----------    ------------
Net increase in cash and cash equivalents              403,270       1,404,695
Cash and cash equivalents, beginning of period       5,320,317       4,104,695
                                                    ----------    ------------
Cash and cash equivalents, end of period            $5,723,587    $  5,509,390
                                                    ==========    ============

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and the statement of changes in partners' capital for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1997, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On October 13, 1998, the Partnership closed on the sale of the Partnership's remaining property, Ocean House, a congregate care facility (the "Property"). The gross selling price of the Property was $5,172,750, less a credit for cost of repairs due to earthquake damage of $4,174,171, resulting in a net selling price of $998,579. The Property was sold to MBK Senior Living Communities, Ltd., formerly known as MBK Senior Properties, Ltd., a California limited partnership (the "Buyer") unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

As a result of the sale, the Partnership will be making a special distribution of $1.10 per unit, on or about November 17, 1998, representing the net sales proceeds and a portion of the Partnership's cash reserves. The remaining reserves will be used to pay the Partnership's liabilities and expenses through the liquidation of the Partnership. If any proceeds remain, the Partnership will make another distribution upon liquidation.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four Properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four Properties - Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357. The Partnership's fourth property, Ocean House, was sold on October 13, 1998 to MBK Senior Living Communities, Ltd., formerly known as MBK Senior Properties, Ltd. The gross selling price of the Property was $5,172,750, less a credit for cost of repairs due to earthquake damages of $4,174,171, resulting in a net selling price of $998,579.

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

With the completion of the sale of Ocean House, the Partnership will be making a special distribution of $1.10 per unit, on or about November 17, 1998, representing the net sales proceeds and a portion of the Partnership's cash reserves. The remaining reserves will be used to pay the Partnership's liabilities and expenses through the liquidation of the Partnership. If any proceeds remain, the Partnership will make another distribution upon liquidation.

At September 30, 1998, the Partnership had cash and cash equivalents of $5,723,587 compared to $5,320,317 at December 31, 1997. The increase represents cash generated by operating activities, and is up primarily due to the discontinuation of cash distributions.

Accounts payable and accrued expenses were $163,601 at September 30, 1998 compared to $180,192 at December 31, 1997. The change is primarily due to the timing of property operating expense payments, management fee payments and the timing of receipt of pre-paid rents, partially offset by a decrease in certain accruals.

Results of Operations

Partnership operations resulted in net income of $132,148 and $423,400 for the three and nine months ended September 30, 1998, respectively, compared to $11,573,707 and $12,951,416 for the three and nine months ended September 30, 1997. The decrease is primarily a result of the sale of three of the Partnership's four properties in 1997, which resulted in a gain on sale of properties of $11,949,103 in the 1997 periods. Excluding this gain, net income
(loss) from operations totaled $(375,396) and $1,002,313, respectively, for the three-month and nine-month periods ended September 30, 1997.

Rental income for the three and nine months ended September 30, 1998 was $1,002,943 and $3,003,164, respectively, compared to $1,585,477 and $7,228,422 for the corresponding periods in 1997. The decrease is due to the sale of three of the Properties on August 1, 1997. Rental income at Ocean House for the nine months ended September 30, 1998 increased by 7% over the same period last year, primarily as a result of increased rental rates on new leases.

Primarily as a result of the sale of three of the Partnership's Properties on August 1, 1997, all expense categories decreased from the 1997 periods to the 1998 periods.

Loss on real estate held for disposition was $-0- for the nine months ended September 30, 1998 compared to $48,000 for the same period in 1997. The 1997 amount represents costs associated with balcony restoration at Ocean House which were expensed through the loss provision in compliance with Statement of Financial Accounting Standards No. 121.

For the nine months ended September 30, 1998 and 1997, Ocean House reported average occupancy of 91% and 95%, respectively.

Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits -

                   (27) Financial Data Schedule

               (b) Reports on Form 8-K

                   On October 27, 1998 the Partnership filed a report on Form 8-K reporting the close of the sale of the Partnership's remaining property.

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



                                SENIOR INCOME FUND L.P.

                           BY:  SENIOR INCOME FUND INC.
                                General Partner



Date:  November 16, 1998        BY:  /s/Michael T. Marron
                                     Michael T. Marron
                                     Director, President and
                                     Chief Financial Officer