Form 10-K
period 1998-12-31
SENIOR INCOME FUND L P
filed 1999-03-31
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

  X              Annual Report pursuant to Section 13 or 15(d) of
-----                the Securities Exchange Act of 1934

                      For the year ended December 31, 1998
                                         -----------------

              Transition Report Pursuant to Section 13 or 15(d) of
-----                 the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------

                         Commission file number: 33-9921
                                                 -------


                            SENIOR INCOME FUND L. P.
              Exact name of Registrant as specified in its charter

              Delaware                                   13-3392077
              --------                                   ----------
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center, 29th Floor
New York, NY     Attn.:  Andre Anderson                     10285
---------------------------------------                     -----
Address of principal executive offices                     Zip code

Registrant's telephone number, including area code: (212) 526-3183

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

           4,827,500 DEPOSITORY UNITS OF LIMITED PARTNERSHIP INTEREST
           ----------------------------------------------------------
                                 Title of Class

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE:Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

                                     PART I

Item 1. Business

(a)  General Development of Business
     -------------------------------

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

On August 1, 1997, the Partnership closed the sale of three of its four Properties -- Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357. On October 13, 1998, the Partnership closed on the sale of the remaining property, Ocean House, for a net selling price of $998,579. The General Partner is in the process of winding up the Partnership's affairs and expects to dissolve the Partnership during 1999. Reference is made to Item 7 for a discussion of the sales.

(b)  Financial Information about Industry Segments
     ---------------------------------------------

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

(c)  Narrative Description of Business
     ---------------------------------

The Partnership's principal objectives at inception were:

     (1) to provide quarterly cash distributions a portion of which will be "tax sheltered;"
     (2)  to preserve and protect capital;
     (3) to achieve long-term appreciation in the value of the Properties for distributions upon sale of the Properties.

Presently, the General Partner is in the process of winding up the Partnership's affairs and expects to dissolve the Partnership in accordance with the Partnership Agreement during 1999.

(d)  Employees
     ---------

The Partnership has no employees.

Item 2.   Properties

As of December 31, 1998, all four of the Partnership's properties had been sold.


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

(b)  Holders

As of December 31, 1998, there were 3,298 Limited Partners of record.

(c)  Cash Distributions per Unit

                                              1998         1997
                  ---------------------------------------------
                  1st Quarter              $ 0.000      $ 0.075
                  2nd Quarter                0.000        0.000
                  3rd Quarter                0.000        0.000
                  Special Distribution       1.1111       5.7502
                  4th Quarter                0.000        0.000
                                           --------------------
                  Total                    $ 1.111      $ 5.825
                  ---------------------------------------------

     (1) On November 17, 1998, the Partnership paid a cash distribution in the amount of $1.11 per Unit representing proceeds from the sale of Ocean House and a portion of the Partnership's cash reserves.

     (2) On August 25, 1997, the Partnership paid a cash distribution in the amount of $5.75 per Unit representing proceeds from the sale of Prell Gardens, Nohl Ranch, and Pacific Inn and cash flow from operations for the second quarter of 1997.

As a result of the sale of Ocean House, the Partnership made a special distribution of $1.11 per Unit on November 17, 1998, representing net sales proceeds and a portion of the Partnership's cash reserves. The remaining reserves will be used to pay the Partnership's liabilities and expenses through liquidation. If any proceeds remain, the Partnership intends to make another distribution upon liquidation.

Item 6.   Selected Financial Data


(Dollars in thousands, except per Unit data)   1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------
Rental Income                               $ 3,155     $ 8,233     $10,782     $10,838     $10,387
Interest and Other Income                       272         344         205         199          98
Total Income                                  3,427       8,577      13,305(2)   11,037      10,485
Income (Loss) From Operations                   277         931       3,154      (7,877)(3)     137
Gain On Sale Of Properties                    2,072      11,840          --          --          --
Net Income (Loss)                             2,349      12,771(4)    3,154      (7,877)(3)     137
Income (Loss) From Operations
  Per Unit(1)                                   .06         .19         .65       (1.63)        .03
Net Income (Loss) Per Unit(1)                   .49        2.58         .65       (1.63)        .03
Cash Distributions Per Unit(1)                 1.11        5.82         .90         .30         .30
                                            -------------------------------------------------------
Total Assets                                $ 1,111     $ 5,547     $22,574     $22,976     $32,459
---------------------------------------------------------------------------------------------------

     (1) Total Units outstanding: 4,827,500.

     (2) Includes net insurance settlement income of $2,318,387, in connection with the Partnership's settlement of its litigation with its insurance carrier in November 1996.

     (3) Includes the recognition of a $8,712,292 loss on the write-down of real estate assets in compliance with Financial Accounting Standards No. 121 in 1995.

     (4) Includes the recognition of a $11,839,814 gain on sale of three properties.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

(a) Liquidity and Capital Resources
    -------------------------------

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer") to sell the Partnership's four Properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four Properties - Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357. On October 13, 1998 the Partnership closed on the sale of the fourth property, Ocean House. The gross selling price of the property was $5,172,750, less a credit for cost of repairs due to earthquake damages of $4,174,171, resulting in a net selling price of $998,579.

As a result of the Sales, the Partnership suspended the payment of quarterly cash distributions beginning with the second quarter 1997 distribution which would have been paid on or about August 15, 1997. On August 25, 1997, the Partnership paid a cash distribution in the amount of $5.75 per Unit, representing proceeds from the sale of Prell Gardens, Nohl Ranch, and Pacific Inn and cash flow from operations for the second quarter of 1997. On November 17, 1998, the Partnership made a special distribution of $1.11 per Unit, representing net sales proceeds from the sale of Ocean House, and a portion of the Partnership's cash reserves. The remaining reserves will be used to pay the Partnership's liabilities and expenses through liquidation. If any proceeds remain, the Partnership intends to make another distribution upon liquidation. The General Partner is in the process of winding up the Partnership's affairs and expects to dissolve the Partnership during 1999.

At December 31, 1998, the Partnership had cash and cash equivalents of $1,060,585 compared to $5,320,317 at December 31, 1997. The decrease is primarily due to the payment of a special cash distribution on November 17, 1998, representing net sales proceeds from the sale of Ocean House, and a portion of the Partnership's cash reserves.

Primarily as a result of the sale of Ocean House, the following balance sheet categories decreased from December 31, 1997 to December 31, 1998: prepaid expenses, accounts payable and accrued expenses, deferred rent payable and security deposits payable. Due to affiliates decreased from $61,973 at December 31, 1997 to $22,000 at December 31, 1998. The decrease reflects lower Partnership management fees as a result of the sale of the Properties.

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. As a result of the sale of Ocean House, the Partnership no longer has any properties or debt, and its assets consist primarily of cash and cash equivalents. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents, which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

As noted above, all of the Partnership's properties have been sold and it is anticipated that the Partnership will dissolve prior to December 31, 1999. In the event that the Partnership is not liquidated prior to December 31, 1999, potential Year 2000 issues relate primarily to outside vendors which provide the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are heavily reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

(b)  Results of Operations
     ---------------------

1998 versus 1997
----------------

Partnership operations resulted in net income of $2,349,347 for the year ended December 31, 1998, compared to $12,770,868 for the year ended December 31, 1997. Net income in 1997 included a $11,839,814 gain on sale of Prell Gardens, Nohl Ranch and Pacific Inn, while net income in 1998 included a $2,072,451 gain on the sale of Ocean House. Excluding these gains, net income from operations totaled $276,896 in 1998 compared with $931,054 in 1997. The decrease is primarily due to a decrease in rental income, as a result of the sale of three of the Properties in 1997, which exceeded the decrease in all expense categories. The decrease also reflects the sale of Ocean House in October 1998.

Primarily as a result of the sale of three of the Partnership's Properties on August 1, 1997, rental income and all expense categories decreased from 1997 to 1998. Loss on real estate held for disposition was $-0- in 1998 compared to $48,000 in 1997. The 1997 amount represents costs associated with balcony restoration at Ocean House which were expensed through the loss provision in compliance with Statement of Financial Accounting Standards No. 121.

1997 versus 1996
----------------

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


Item 8.   Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.


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

The directors and principal officers of the General Partner are listed below.

      Name                       Office
      ----                       ------
      Rocco F. Andriola          Director
      Michael T. Marron          Director, President and Chief Financial Officer
      Lawrence M. Ostow          Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996.
Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New
York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

Lawrence M. Ostow, 31, is a Vice President of Lehman Brothers and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow earned an M.B.A. from the Stern School of Business in 1997 and a B.A. degree in Economics from the University of Michigan in 1990.


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

As of December 31, 1998, one party was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. The owner, LAVRA, Inc., owns a total of 585,482.75 Units or 12.1% of the Units in one account. LAVRA's address is 245 Fischer Avenue, Suite D-1, Costa Mesa, California, 92626.

(b)  Security ownership of management.

Officers and Directors of the General Partner owned no units of the Partnership as of December 31, 1998.

(c)  Changes in control.

None.


Item 13.  Certain Relationships and Related Transactions

For fees paid and reimbursed to the General Partner or its affiliates during 1998, 1997 and 1996, see Note 5, "Transactions with Related Parties," to the Consolidated Financial Statements which is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements:

          Consolidated Balance Sheets - At December 31, 1998 and 1997 .....(1)

          Consolidated Statements of Partners' Capital (Deficit) - For the
          years ended December 31, 1998, 1997 and 1996 ....................(1)

          Consolidated Statements of Operations - For the years ended
          December 31, 1998, 1997 and 1996 ................................(1)

          Consolidated Statements of Cash Flows - For the years ended
          December 31, 1998, 1997 and 1996 ................................(1)

          Notes to the Consolidated Financial Statements ..................(1)

          Report of Independent Accountants ...............................(1)

(a)  (2)  Financial Statement Schedules:

          No schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

     (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14.

(a)  (3)Exhibits

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

13.1      Annual Report to Unitholders for the year ended December 31, 1998.

27        Financial Data Schedule.

(b)       Reports on Form 8-K:

          On October 27, 1998 the Partnership filed a report on Form 8-K reporting the close of the sale of Ocean House.

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



                            SENIOR INCOME FUND L.P.

                            BY: SENIOR INCOME FUND INC.
                                General Partner



Date:  March 31, 1999           BY:    /s/Michael T. Marron
                                       --------------------
                                Name:  Michael T. Marron
                                Title: Director, President and Chief Financial
                                       Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            SENIOR INCOME FUND L.P.

                            BY: SENIOR INCOME FUND INC.
                                General Partner



Date:  March 31, 1999           BY: /s/Rocco F. Andriola
                                    --------------------
                                Name:  Rocco F. Andriola
                                Title: Director



Date:  March 31, 1999           BY:    /s/Michael T. Marron
                                       --------------------
                                Name:  Michael T. Marron
                                Title: Director, President and Chief Financial
                                       Officer



Date:  March 31, 1999           BY:    /s/Lawrence M. Ostow
                                       --------------------
                                Name:  Lawrence M. Ostow
                                Title: Vice President