Form 10-Q
period 1999-03-31
SENIOR INCOME FUND L P
filed 1999-05-13
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X            Quarterly Report Pursuant to Section 13 or 15(d)
---------             of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

   or

                Transition Report Pursuant to Section 13 or 15(d)
---------            of the Securities Exchange Act of 1934

                 For the Transition period from            to
                                               ------------   -------------


                         Commission File Number: 33-9921
                                                 -------

                             SENIOR INCOME FUND L.P.
                             -----------------------
              Exact Name of Registrant as Specified in its Charter


        Delaware                                          13-3392077
        --------                                          ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation Organization


3 World Financial Center, 29th Floor,                       10285
New York, NY   Attn.:  Andre Anderson                       -----
-------------------------------------                     Zip code
Address of Principal Executive Offices


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code



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

2
SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                               At March 31,      At December 31,
                                                       1999                 1998
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                        $1,036,175           $1,060,585
Prepaid expenses                                         --               50,754
--------------------------------------------------------------------------------
     Total Assets                                $1,036,175           $1,111,339
================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $   86,862           $   92,716
  Due to affiliates                                  22,000               22,000
                                                 -------------------------------
     Total Liabilities                              108,862              114,716
                                                 -------------------------------
Partners' Capital:
  General Partner                                        --                   --
  Limited Partners (4,827,500 units outstanding)    927,313              996,623
                                                 -------------------------------
     Total Partners' Capital                        927,313              996,623
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital     $1,036,175           $1,111,339
================================================================================



--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
For the three months ended March 31, 1999
                                           General        Limited
                                           Partner       Partners          Total
--------------------------------------------------------------------------------
Balance at December 31, 1998                  $ --       $996,623       $996,623
Net Loss                                        --        (69,310)       (69,310)
--------------------------------------------------------------------------------
Balance at March 31, 1999                     $ --       $927,313       $927,313
================================================================================


See accompanying notes to the consolidated financial statements.

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31,
                                                             1999           1998
--------------------------------------------------------------------------------
Income
Rental                                                 $       --    $   980,106
Interest and other income                                  12,526         68,500
                                                       -------------------------
     Total Income                                          12,526      1,048,606
--------------------------------------------------------------------------------
Expenses
Payroll                                                        --        282,302
Rent and utilities                                             --        275,356
General and administrative                                 81,836        197,089
Supplies                                                       --         89,081
Repairs and maintenance                                        --         71,167
Real estate taxes                                              --         38,187
Travel and entertainment                                       --          4,508
                                                       -------------------------
     Total Expenses                                        81,836        957,690
--------------------------------------------------------------------------------
     Net Income (Loss)                                 $  (69,310)   $    90,916
================================================================================
Net Income (Loss) Allocated:
To the General Partner                                 $       --    $        --
To the Limited Partners                                   (69,310)        90,916
--------------------------------------------------------------------------------
                                                       $  (69,310)   $    90,916
================================================================================
Per limited partnership unit
(4,827,500 outstanding)                                    $ (.01)        $  .02
--------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

4
SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
                                                             1999           1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (Loss)                                      $  (69,310)   $    90,916
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Prepaid expenses                                       50,754         32,667
    Accounts payable and accrued expenses                  (5,854)        67,982
    Deferred rent payable                                      --         11,349
    Due to affiliates                                          --             27
    Security deposits payable                                  --           (232)
                                                       -------------------------
Net cash provided by (used for) operating activities      (24,410)       202,709
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (24,410)       202,709
Cash and cash equivalents, beginning of period          1,060,585      5,320,317
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $1,036,175    $ 5,523,026
================================================================================


See accompanying notes to the consolidated financial statements.

5
SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998 and the statement of changes in partners' capital for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

6
SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four Properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four Properties-Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357 and a gain on the sale of $11,839,814. The Partnership's fourth property, Ocean House, was sold on October 13, 1998 to MBK Senior Living Communities, Ltd., formerly known as MBK Senior Properties, Ltd. The gross selling price of the Property was $5,172,750, less a credit for cost of repairs due to earthquake damages of $4,174,171, resulting in a net selling price of $998,579, and a gain on the sale of $2,072,451, including the assignment of the land lease obligation. The Partnership remains contingently liable under the terms of the ground lease.

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

With the completion of the sale of Ocean House, the Partnership made a special distribution of $1.11 per unit, on November 17, 1998, representing the net sales proceeds and a portion of the Partnership's cash reserves. The remaining reserves will be used to pay the Partnership's liabilities and expenses through the liquidation of the Partnership. If any proceeds remain, the Partnership will make another distribution upon liquidation. The General Partner is in the process of winding up the Partnership's affairs and expects to dissolve the Partnership during 1999.

At March 31, 1999, the Partnership had cash and cash equivalents of $1,036,175 compared to $1,060,585 at December 31, 1998. The decrease represents expenses generated by operating activities, and is down primarily due to the sale of Ocean House.

Accounts payable and accrued expenses were $86,862 at March 31, 1999 compared to $92,716 at December 31, 1998. The change is primarily due to the timing of property operating expense payments, management fee payments, partially offset by an increase in certain accruals.

Results of Operations
---------------------

Partnership operations resulted in net loss of $69,310 for the three months ended March 31, 1999, compared to $90,916 net income for the three months ended March 31, 1998. The decrease is primarily a result of the sale of the Partnership's four properties in 1997 and 1998, which resulted in a gain on sale of properties of $13,912,265 in the 1997 and 1998 periods.

There was no rental income for the three months ended March 31, 1999, compared to $980,106 for the corresponding period in 1998. The decrease is due to the sale of the last property on October 13, 1998.

Primarily as a result of the sale of Ocean House on October 13, 1998, all expense categories decreased from the 1998 periods to the 1999 periods.

For the three months ended March 31, 1999 and 1998, Ocean House reported average occupancy of -0-% and 95%, respectively.

7
SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits -

               (27)   Financial Data Schedule

           (b) Reports on Form 8-K
               -------------------
               No reports on Form 8-K were filed during the three-month period covered by this report.

8
SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SENIOR INCOME FUND L.P.

                             BY:  SENIOR INCOME FUND INC.
                                  General Partner


Date:  May 13, 1999               BY:    /s/Michael T. Marron
                                         ----------------------------------
                                  Name:  Michael T. Marron
                                  Title: Director, President and Chief
                                         Financial Officer