Form 10-Q
period 1999-06-30
SENIOR INCOME FUND L P
filed 1999-08-13
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X            Quarterly Report Pursuant to Section 13 or 15(d)
---------             of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                   At June 30,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $1,001,097        $1,060,585
Accounts receivable - other                                19                --
Prepaid expenses                                           --            50,754
-------------------------------------------------------------------------------
      Total Assets                                 $1,001,116        $1,111,339
===============================================================================
Liabilities and Partners' Capital
Liabilities:

  Accounts payable and accrued expenses            $   77,231        $   92,716
  Due to affiliates                                    33,000            22,000
                                                   ----------------------------
      Total Liabilities                               110,231           114,716
                                                   ----------------------------
Partners' Capital:
  General Partner                                          --                --
  Limited Partners (4,827,500 units outstanding)      890,885           996,623
                                                   ----------------------------
      Total Partners' Capital                         890,885           996,623
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital      $1,001,116        $1,111,339
===============================================================================


-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the six months ended June 30, 1999
                                           General        Limited
                                           Partner       Partners         Total
-------------------------------------------------------------------------------
Balance at December 31, 1998                $   --      $ 996,623     $ 996,623
Net Loss                                        --       (105,738)     (105,738)
-------------------------------------------------------------------------------
Balance at June 30, 1999                    $   --      $ 890,885     $ 890,885
===============================================================================


See accompanying notes to the consolidated financial statements.

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

-----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   For the three months ended June 30,   For the six months ended June 30,
                                   1999          1998                  1999          1998
-----------------------------------------------------------------------------------------
Income
Rental                         $     --    $1,020,115             $      --    $2,000,221
Interest and other income        12,213        68,488                24,739       136,988
                               ----------------------------------------------------------
      Total Income               12,213     1,088,603                24,739     2,137,209
-----------------------------------------------------------------------------------------
Expenses
Payroll                              --       279,750                    --       562,052
Rent and utilities                   --       276,940                    --       552,296
General and administrative       48,641       134,992               130,477       332,081
Supplies                             --        91,383                    --       180,464
Repairs and maintenance              --        62,805                    --       133,972
Real estate taxes                    --        38,187                    --        76,374
Travel and entertainment             --         4,210                    --         8,718
                               ----------------------------------------------------------
      Total Expenses             48,641       888,267               130,477     1,845,957
-----------------------------------------------------------------------------------------
      Net Income (Loss)        $(36,428)   $  200,336             $(105,738)   $  291,252
=========================================================================================
Net Income (Loss) Allocated:
To the General Partner         $     --    $       --             $      --    $       --
To the Limited Partners         (36,428)      200,336              (105,738)      291,252
-----------------------------------------------------------------------------------------
                               $(36,428)   $  200,336             $(105,738)   $  291,252
=========================================================================================
Per limited partnership unit
(4,827,500 outstanding)          $ (.01)        $ .04                $ (.02)        $ .06
-----------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP

-----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                                       1999          1998
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (Loss)                                               $  (105,738)   $  291,252
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Prepaid expenses                                                 50,754       (22,609)
    Accounts receivable                                                 (19)           --
    Accounts payable and accrued expenses                           (15,485)       47,317
    Deferred rent payable                                                --        22,698
    Due to affiliates                                                11,000       (46,973)
    Security deposits payable                                            --         2,018
                                                                 ------------------------
Net cash provided by (used for) operating activities                (59,488)      293,703
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (59,488)      293,703
Cash and cash equivalents, beginning of period                    1,060,585     5,320,317
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $1,001,097    $5,614,020
=========================================================================================

See accompanying notes to the consolidated financial statements.

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and the statement of changes in partners' capital for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four Properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four Properties - Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357 and a gain on the sale of $11,839,814. The Partnership's fourth property, Ocean House, was sold on October 13, 1998 to MBK Senior Living Communities, Ltd., formerly known as MBK Senior Properties, Ltd. The gross selling price of the Property was $5,172,750, less a credit for cost of repairs due to earthquake damages of $4,174,171, resulting in a net selling price of $998,579, and a gain on the sale of $2,072,451, including the assignment of the land lease obligation. The Partnership remains contingently liable under the terms of the ground lease.

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

Although the Partnership's leasehold interest in Ocean House was sold, the General Partner has not obtained a release from the ground lessor of the Partnership's continuing contingent liability associated with the ground lease. The General Partner has explored various means by which to release or protect the Partnership from this contingent liability, and will continue to do so. However, until this is accomplished, the General Partner expects that the Partnership will not be terminated, and the remaining cash will continue to be held in reserve. While the General Partner will attempt to wind up the affairs of the Partnership and terminate it in 1999, there can be no assurance that the General Partner will be successful in doing so.

At June 30, 1999, the Partnership had cash and cash equivalents of $1,001,097 compared to $1,060,585 at December 31, 1998. The decrease is primarily due to the sale of the Partnership's remaining property on October 13, 1998, resulting in no further cash flow from rental activities.

Accounts payable and accrued expenses were $77,231 at June 30, 1999 compared to $92,716 at December 31, 1998. The change is primarily due to the timing of property operating expense payments, management fee payments, partially offset by an decrease in certain accruals.

Results of Operations
---------------------

Partnership operations resulted in net loss of $105,738 for the six months ended June 30, 1999, compared to $291,252 net income for the six months ended June 30, 1998. The decrease is primarily a result of the sale of the last property on October 13, 1998.

There was no rental income for the six months ended June 30, 1999, compared to $2,000,221 for the corresponding period in 1998. The decrease is due to the sale of the last property on October 13, 1998.

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


Primarily as a result of the sale of Ocean House on October 13, 1998, all expense categories decreased from the 1998 periods to the 1999 periods.

For the six months ended June 30, 1999 and 1998, Ocean House reported average occupancy of -0-% and 98%, respectively. The decrease is due to the sale of the last property on October 13, 1998.

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


                             SENIOR INCOME FUND L.P.

                             BY:  SENIOR INCOME FUND INC.
                                  General Partner


Date:  August 13, 1999            BY:    /s/Michael T. Marron
                                         ------------------------------------
                                  Name:  Michael T. Marron
                                  Title: Director and Chief Financial Officer