Form 10-Q
period 1999-09-30
SENIOR INCOME FUND L P
filed 1999-11-12
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X            Quarterly Report Pursuant to Section 13 or 15(d)
---------             of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 30, 1999
                                                 ------------------

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

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                 At September 30,   At December 31,
                                                                            1999              1998
                                                                      (unaudited)         (audited)
--------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                             $  980,152        $1,060,585
Accounts receivable - other                                                   96                --
Prepaid expenses                                                              --            50,754
--------------------------------------------------------------------------------------------------
      Total Assets                                                    $  980,248        $1,111,339
==================================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                               $   77,379        $   92,716
  Due to affiliates                                                       11,989            22,000
                                                                      ----------------------------
      Total Liabilities                                                   89,368           114,716
                                                                      ----------------------------
Partners' Capital:
  General Partner                                                             --                --
  Limited Partners (4,827,500 units outstanding)                         890,880           996,623
                                                                      ----------------------------
      Total Partners' Capital                                            890,880           996,623
--------------------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital                         $  980,248        $1,111,339
==================================================================================================


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the nine months ended September 30, 1999
                                                             General        Limited
                                                             Partner       Partners          Total
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                   $  --     $  996,623     $  996,623
Net Loss                                                          --       (105,743)      (105,743)
--------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                  $  --     $  890,880     $  890,880
==================================================================================================

See accompanying notes to the consolidated financial statements.

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 Three months ended September 30,   Nine months ended September 30,
                                              1999          1998                1999          1998
--------------------------------------------------------------------------------------------------
Income
Rental                                    $     --    $1,002,943          $       --    $3,003,164
Interest and other income                   12,694        74,643              37,433       211,631
                                          --------------------------------------------------------
      Total Income                          12,694     1,077,586              37,433     3,214,795
--------------------------------------------------------------------------------------------------
Expenses
Payroll                                         --       293,660                  --       855,712
Rent and utilities                              --       279,633                  --       831,929
General and administrative                  12,699       154,951             143,176       487,032
Supplies                                        --        97,990                  --       278,454
Repairs and maintenance                         --        74,719                  --       208,691
Real estate taxes                               --        40,191                  --       116,565
Travel and entertainment                        --         4,294                  --        13,012
                                          --------------------------------------------------------
      Total Expenses                        12,699       945,438             143,176     2,791,395
--------------------------------------------------------------------------------------------------
      Net Income (Loss)                   $     (5)   $  132,148          $ (105,743)   $  423,400
==================================================================================================
Net Income (Loss) Allocated:
To the General Partner                    $     --    $       --          $       --    $       --
To the Limited Partners                         (5)      132,148            (105,743)      423,400
--------------------------------------------------------------------------------------------------
                                          $     (5)   $  132,148          $ (105,743)   $  423,400
==================================================================================================
Per limited partnership unit
(4,827,500 outstanding)                     $ (.00)        $ .03              $ (.02)        $ .09
--------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                                                1999          1998
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (Loss)                                                         $ (105,743)   $  423,400
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Prepaid expenses                                                          50,754         2,368
    Accounts receivable - other                                                  (96)           --
    Accounts payable and accrued expenses                                    (15,337)      (16,591)
    Deferred rent payable                                                         --        34,047
    Due to affiliates                                                        (10,011)      (39,973)
    Security deposits payable                                                     --            19
                                                                          ------------------------
Net cash provided by (used for) operating activities                         (80,433)      403,270
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (80,433)      403,270
Cash and cash equivalents, beginning of period                             1,060,585     5,320,317
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $  980,152    $5,723,587
==================================================================================================

See accompanying notes to the consolidated financial statements.

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and the statement of changes in partners' capital for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four properties - Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357 and a gain on the sale of $11,839,814. The Partnership's fourth property, Ocean House, was sold on October 13, 1998 to MBK Senior Living Communities, Ltd., formerly known as MBK Senior Properties, Ltd. The gross selling price was $5,172,750, less a credit for cost of repairs due to earthquake damages of $4,174,171, resulting in a net selling price of $998,579 and a gain on the sale of $2,072,451, including the assignment of the land lease obligation. The Partnership remains contingently liable under the terms of the ground lease.

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

Although the Partnership's leasehold interest in Ocean House was sold, the General Partner has not obtained a release from the ground lessor of the Partnership's continuing contingent liability associated with the ground lease. The General Partner has explored various means by which to release or protect the Partnership from this contingent liability, and will continue to do so. However, until this is accomplished, the General Partner expects that the Partnership will not be terminated, and the remaining cash will continue to be held in reserve. While the General Partner will attempt to wind up the affairs of the Partnership and terminate it, there can be no assurance as to when the General Partner will be successful in doing so.

At September 30, 1999, the Partnership had cash and cash equivalents of $980,152 compared to $1,060,585 at December 31, 1998. The decrease is primarily due to the sale of the Partnership's remaining property in October 1998, resulting in no further cash flow from rental activities.

Accounts payable and accrued expenses were $77,379 at September 30, 1999 compared to $92,716 at December 31, 1998. The change is primarily due to the timing of general and administrative expense payments, and a decrease in certain expenses.

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

SENIOR INCOME FUND L.P.
AND CONSOLIDATED PARTNERSHIP


Results of Operations
---------------------

Partnership operations resulted in net loss of $5 and $105,743 for the three and nine months ended September 30, 1999, compared to net income of $132,148 and $423,400 for the three and nine months ended September 30, 1998. The decrease is primarily a result of the sale of the last property in October 1998.

There was no rental income for the three and nine months ended September 30, 1999, compared to $1,002,943 and $3,003,164 for the corresponding period in 1998. The decrease is due to the sale of the last property.

Primarily as a result of the sale of Ocean House, all expense categories decreased from the 1998 periods to the 1999 periods.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27)Financial Data Schedule

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



                               SENIOR INCOME FUND L.P.

                               BY:  SENIOR INCOME FUND INC.
                                    General Partner


Date:  November 12, 1999            BY:    /s/Michael T. Marron
                                           -------------------------------------
                                    Name:  Michael T. Marron
                                    Title: President and Chief Financial Officer