Form 10-K
period 1999-12-31
SENIOR INCOME FUND L P
filed 2000-03-28
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended: December 31, 1999
                                          -----------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from           to
                                             ---------    ---------

                         Commission file number: 33-9921
                                                 -------


                            SENIOR INCOME FUND L. P.
                            ------------------------
              Exact name of Registrant as specified in its charter


         Delaware                                                 13-3392077
         --------                                                 ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.


3 World Financial Center, 29th Floor
New York, NY    Attn.:  Andre Anderson                              10285
--------------------------------------                              -----
Address of principal executive offices                             Zip code

Registrant's telephone number, including area code:  (212) 526-3183

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

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999.

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

On August 1, 1997, the Partnership closed on the sale of three of its four Properties -- Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357. On October 13, 1998, the Partnership closed on the sale of the remaining property, Ocean House, for a gross sales price of $5,172,750 less a credit for cost of repairs due to earthquake damage of $4,174,171, resulting in a net selling price of $988,579. Although the Partnership's leasehold interest in Ocean House was sold, the ground lessor has not released the Partnership from its continuing contingent liability associated with the ground lease. The Partnership is not expected to be terminated until this contingent liability is removed. Reference is made to Item 7 for a discussion of the sales.

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

Presently, the General Partner is in the process of winding up the Partnership's affairs and expects to terminate the Partnership subsequent to its removal as obligor of the Ocean House contingent liability.

(d)  Employees
     ---------

The Partnership has no employees.


Item 2.  Properties

As of December 31, 1999, all four of the Partnership's properties had been sold.


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

(b)  Holders

As of December 31, 1999, there were 3,303 Limited Partners of record.

(c)  Cash Distributions per Unit

                                              1999              1998
            --------------------------------------------------------
            1st Quarter                    $ 0.000           $ 0.000
            2nd Quarter                      0.000             0.000
            3rd Quarter                      0.000             0.000
            Special Distribution             0.000             1.111(1)
            4th Quarter                      0.000             0.000
                                           -------------------------
            Total                          $ 0.000           $ 1.111
            --------------------------------------------------------

     (1) On November 17, 1998, the Partnership paid a cash distribution in the amount of $1.11 per Unit representing proceeds from the sale of Ocean House and a portion of the Partnership's cash reserves.

As a result of the sale of Ocean House, the Partnership made a special distribution of $1.11 per Unit on November 17, 1998, representing net sales proceeds and a portion of the Partnership's cash reserves. The remaining reserves will be used to pay the Partnership's liabilities and expenses through termination. If any proceeds remain, the Partnership intends to make another distribution upon termination.

Item 6.  Selected Financial Data

(Dollars in thousands,
 except per Unit data)              1999         1998         1997         1996         1995
----------------------------------------------------------------------------------------------
Rental Income                  $     --     $  3,155     $  8,233     $ 10,782     $ 10,838
Interest and Other Income            49          272          344          205          199
Total Income                         49        3,427        8,577       13,305(2)    11,037
Income (Loss) From Operations      (208)         277          931        3,154       (7,877)(3)
Gain On Sale Of Properties           --        2,072       11,840           --           --
Net Income (Loss)                  (208)       2,349       12,771(4)     3,154       (7,877)(3)
Income (Loss) From Operations
  Per Unit(1)                      (.04)         .06          .19          .65        (1.63)
Net Income (Loss) Per Unit(1)      (.04)         .49         2.58          .65        (1.63)
Cash Distributions Per Unit(1)     0.00         1.11         5.82          .90          .30
                               ------------------------------------------------------------
Total Assets                   $    839     $  1,111     $  5,547     $ 22,574     $ 22,976
----------------------------------------------------------------------------------------------

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


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

(a)  Liquidity and Capital Resources
     -------------------------------

On June 9, 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, and a credit for the cost to repair earthquake damage at the Ocean House property. On August 1, 1997, the Partnership closed the Sale for three of the four properties - Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357 and a gain on the sale of $11,839,814. The Partnership's fourth property, Ocean House, was sold on October 13, 1998 to MBK Senior Living Communities, Ltd., formerly known as MBK Senior Properties, Ltd. The gross selling price was $5,172,750, less a credit for cost of repairs due to earthquake damages of $4,174,171, resulting in a net selling price of $998,579 and a gain on the sale of $2,072,451, including the assignment of the land lease obligation. The Partnership remains contingently liable under the terms of the Ocean House ground lease.

As a result of the Sale, the Partnership suspended the payment of quarterly cash distributions beginning with the second quarter 1997 distribution which would have been paid on or about August 15, 1997. On August 25, 1997, the Partnership paid a cash distribution in the amount of $5.75 per Unit, representing proceeds from the sale of the first three properties and cash flow from operations for the second quarter of 1997. With the completion of the Ocean House sale, the Partnership made a special distribution of $1.11 per Unit, on November 17, 1998, representing the net sales proceeds and a portion of the Partnership's cash reserves.

Although the Partnership's leasehold interest in Ocean House was sold, the General Partner has not obtained a release from the ground lessor of the Partnership's continuing contingent liability associated with the ground lease. The General Partner has explored various means by which to release or protect the Partnership from this contingent liability, and will continue to do so. However, until this is accomplished, the General Partner expects that the Partnership will not be terminated, and the remaining cash will continue to be held in reserve. While the General Partner is attempting to wind up the affairs of the Partnership and terminate it, there can be no assurance as to when the General Partner will be successful in doing so.

At December 31, 1999, the Partnership had cash and cash equivalents of $839,125 compared to $1,060,585 at December 31, 1998. The decrease is primarily due to a reduction in income due to the sale of Ocean House in 1998.

Accounts payable and accrued expenses were $46,440 at December 31, 1999 compared to $92,716 at December 31, 1998. The change is primarily due to reduced expenses due to the sale of Ocean House in 1998.

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

Y2K Initiatives
---------------

The Partnership has previously discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

(b)  Results of Operations
     ---------------------

1999 versus 1998
----------------

Partnership operations resulted in net loss of $208,442 for the year ended December 31, 1999, compared to net income of $2,349,347 for the year ended December 31, 1998. The decrease is primarily a result of reductions in income due to the sale of Ocean House in 1998.

Rental income for the year ended December 31, 1999 was $-0-, compared to $3,155,478 in 1998. The decrease is due to the sale of the last property.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, which is filed as an exhibit under Item 14.

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

The directors and principal officers of the General Partner are listed below.

     Name                  Office
     ----                  ------
     Michael T. Marron     Director, President and Chief Financial Officer
     Rocco F. Andriola     Director, Vice President

Michael T. Marron, 36, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

Rocco F. Andriola, 41, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Mr. Andriola also serves as the Director of Global Corporate Services for Lehman. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.


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

As of December 31, 1999, one party was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. The owner, LAVRA, Inc., owns a total of 585,482.75 Units or 12.1% of the Units in one account. LAVRA's address is 245 Fischer Avenue, Suite D-1, Costa Mesa, California, 92626.

(b)  Security ownership of management.

Officers and Directors of the General Partner owned no units of the Partnership as of December 31, 1999.

(c)  Changes in control.

None.


Item 13. Certain Relationships and Related Transactions

For fees paid and reimbursed to the General Partner or its affiliates during 1999, 1998 and 1997, see Note 5, "Transactions with Related Parties," to the Financial Statements which is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, which is filed as an exhibit under Item 14.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements:

         Balance Sheets - At December 31, 1999 and 1998.................     (2)

         Statements of Partners' Capital (Deficit) - For the years ended
         December 31, 1999, 1998 and 1997...............................     (2)

         Statements of Operations - For the years ended
         December 31, 1999, 1998 and 1997...............................     (3)

         Statements of Cash Flows - For the years ended
         December 31, 1999, 1998 and 1997...............................     (4)

         Notes to the Financial Statements..............................     (5)

         Report of Independent Accountants..............................     (9)

(a) (2)  Financial Statement Schedules:

         No schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

    (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, filed as an exhibit under Item 14.

(a) (3)  Exhibits

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

13.1     Annual Report to Unitholders for the year ended December 31, 1999.

27       Financial Data Schedule.

(b)      Reports on Form 8-K:

         None.

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



                      SENIOR INCOME FUND L.P.

                      BY: SENIOR INCOME FUND INC.
                          General Partner



Date:  March 28, 2000     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      SENIOR INCOME FUND L.P.

                      BY: SENIOR INCOME FUND INC.
                          General Partner



Date:  March 28, 2000     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer



Date:  March 28, 2000     BY:    /s/Rocco F. Andriola
                                 --------------------
                          Name:  Rocco F. Andriola
                          Title: Director, Vice President