Form 10-Q
period 2000-03-31
SENIOR INCOME FUND L P
filed 2000-05-15
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X            Quarterly Report Pursuant to Section 13 or 15(d)
---------             of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000
                                                 --------------

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

SENIOR INCOME FUND L.P.


-------------------------------------------------------------------------------
BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         2000              1999
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  808,477        $  839,125
Accounts receivable - other                                77                96
-------------------------------------------------------------------------------
      Total Assets                                 $  808,554        $  839,221
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses            $   34,394        $   46,440
  Due to affiliates                                       350             4,600
                                                   ----------------------------
      Total Liabilities                                34,744            51,040
                                                   ----------------------------
Partners' Capital:
  General Partner                                          --                --
  Limited Partners (4,827,500 units outstanding)      773,810           788,181
                                                   ----------------------------
      Total Partners' Capital                         773,810           788,181
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital      $  808,554        $  839,221
===============================================================================



-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the three months ended March 31, 2000
                                            General       Limited
                                            Partner      Partners         Total
-------------------------------------------------------------------------------
Balance at December 31, 1999             $       --    $  788,181    $  788,181
Net Loss                                         --       (14,371)      (14,371)
-------------------------------------------------------------------------------
Balance at March 31, 2000                $       --    $  773,810    $  773,810
===============================================================================


See accompanying notes to the financial statements.                            2

SENIOR INCOME FUND L.P.


-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31,
                                                             2000          1999
-------------------------------------------------------------------------------
Income
Interest and other                                     $   12,666    $   12,526
                                                       ------------------------
      Total Income                                         12,666        12,526
-------------------------------------------------------------------------------
Expenses
General and administrative                                 27,037        81,836
                                                       ------------------------
      Total Expenses                                       27,037        81,836
-------------------------------------------------------------------------------
      Net Loss                                         $  (14,371)   $  (69,310)
===============================================================================
Net Loss Allocated:
To the General Partner                                 $       --    $       --
To the Limited Partners                                   (14,371)      (69,310)
-------------------------------------------------------------------------------
                                                       $  (14,371)   $  (69,310)
===============================================================================
Per limited partnership unit
(4,827,500 outstanding)                                    $   --        $ (.01)
-------------------------------------------------------------------------------


See accompanying notes to the financial statements.                            3

SENIOR INCOME FUND L.P.


-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31,
                                                             2000          1999
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Loss                                               $  (14,371)   $  (69,310)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Other current assets                                       19            --
    Prepaid expenses                                           --        50,754
    Accounts payable and accrued expenses                 (12,046)       (5,854)
    Due to affiliates                                      (4,250)           --
                                                       ------------------------
Net cash used for operating activities                    (30,648)      (24,410)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (30,648)      (24,410)
Cash and cash equivalents, beginning of period            839,125     1,060,585
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $  808,477    $1,036,175
===============================================================================


See accompanying notes to the financial statements.                            4

SENIOR INCOME FUND L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1999 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999, cash flows for the three months ended March 31, 2000 and 1999 and the statement of changes in partners' capital for the three months ended March 31, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1999, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

SENIOR INCOME FUND L.P.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

In June 1997, the Partnership executed an agreement with an unaffiliated third party, MBK Senior Properties, Ltd. (the "Buyer"), to sell the Partnership's four properties (the "Sale") for $36,300,000, subject to adjustments and prorations for closing costs, and a credit for the cost to repair earthquake damage at the Ocean House property. In August 1997, the Partnership closed the Sale for three of the four properties - Prell Gardens, Nohl Ranch and Pacific Inn, for net proceeds of $30,148,357 and a gain on the sale of $11,839,814. The Partnership's fourth property, Ocean House, was sold in October 1998 to MBK Senior Living Communities, Ltd., formerly known as MBK Senior Properties, Ltd. The gross selling price was $5,172,750, less a credit for cost of repairs due to earthquake damages of $4,174,171, resulting in a net selling price of $998,579 and a gain on the sale of $2,072,451, including the assignment of the land lease obligation. The Partnership remains contingently liable under the terms of the Ocean House ground lease.

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

Although the Partnership's leasehold interest in Ocean House was sold, the ground lessor has not released the Partnership from its continuing contingent liability associated with the ground lease. The General Partner has renewed discussions with the ground lessor to obtain a release from this contingent liability. Upon conclusion of these discussions, the General Partner will make a decision as to when the Partnership will be terminated. In the event a release is not obtained, the General Partner will consider establishing an appropriate reserve and terminating the Partnership. While the General Partner is attempting to wind up the affairs of the Partnership and terminate it during 2000, there can be no assurance as to the exact date of termination.

At March 31, 2000, the Partnership had cash and cash equivalents of $808,477 compared to $839,125 at December 31, 1999. The decrease is primarily due to the payment of general and administrative expenses by the Partnership.

Accounts payable and accrued expenses were $34,394 at March 31, 2000 compared to $46,440 at December 31, 1999. The change is primarily due to reduced expense accruals at March 31, 2000.

Results of Operations
---------------------

Partnership operations resulted in net loss of $14,371 for the three months ended March 31, 2000, compared to $69,310 net loss for the three months ended March 31, 1999. The decrease is primarily a result of decreased expenses due to the sale of the properties in prior years.

SENIOR INCOME FUND L.P.


Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a) Exhibits -
                 --------

                 (27) Financial Data Schedule

             (b) Reports on Form 8-K -
                 -------------------

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


                     SENIOR INCOME FUND L.P.

                     BY:  SENIOR INCOME FUND INC.
                          General Partner


Date:  May 15, 2000       BY:    /s/Michael T. Marron
                                 -----------------------------------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer