Form 10-Q
period 2000-06-30
SENIOR INCOME FUND L P
filed 2000-08-14
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the
----------               Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
                                                 -------------

   or

            Transition Report Pursuant to Section 13 or 15(d) of the
----------               Securities Exchange Act of 1934

            For the Transition period from ___________ to ___________


                         Commission File Number: 33-9921
                                                 -------


                             SENIOR INCOME FUND L.P.
                             -----------------------
              Exact Name of Registrant as Specified in its Charter


            Delaware                                             13-3392077
            --------                                             ----------
State or Other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                 Identification No.


3 World Financial Center, 29th Floor,
New York, NY   Attn.:  Andre Anderson                              10285
-------------------------------------                              -----
Address of Principal Executive Offices                            Zip code


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

SENIOR INCOME FUND L.P.


-------------------------------------------------------------------------------------
BALANCE SHEETS
                                                         At June 30,   At December 31,
                                                               2000              1999
                                                         (unaudited)         (audited)
-------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                  $775,736          $839,125
Accounts receivable - other                                      77                96
-------------------------------------------------------------------------------------
      Total Assets                                         $775,813          $839,221
=====================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                    $ 44,499          $ 46,440
  Due to affiliates                                             700             4,600
                                                           --------------------------
      Total Liabilities                                      45,199            51,040
                                                           --------------------------
Partners' Capital:
  General Partner                                                --                --
  Limited Partners (4,827,500 units outstanding)            730,614           788,181
                                                           --------------------------
      Total Partners' Capital                               730,614           788,181
-------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital              $775,813          $839,221
=====================================================================================



-------------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the six months ended June 30, 2000
                                          General           Limited
                                          Partner          Partners             Total
-------------------------------------------------------------------------------------
Balance at December 31, 1999             $     --          $788,181          $788,181
Net Loss                                       --           (57,567)          (57,567)
-------------------------------------------------------------------------------------
Balance at June 30, 2000                 $     --          $730,614          $730,614
=====================================================================================


See accompanying notes to the financial statements.                            2

SENIOR INCOME FUND L.P.


-------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)

               For the three months ended June 30,   For the six months ended June 30,
                                 2000        1999                   2000         1999
-------------------------------------------------------------------------------------
Income
Interest and other           $ 12,227    $ 12,213              $  24,893    $  24,739
                             --------------------------------------------------------
      Total Income             12,227      12,213                 24,893       24,739
-------------------------------------------------------------------------------------
Expenses
General and administrative     55,423      48,641                 82,460      130,477
                             --------------------------------------------------------
      Total Expenses           55,423      48,641                 82,460      130,477
-------------------------------------------------------------------------------------
      Net Loss               $(43,196)   $(36,428)             $ (57,567)   $(105,738)
=====================================================================================
Net Loss Allocated:
To the General Partner       $     --    $     --              $      --    $      --
To the Limited Partners       (43,196)    (36,428)               (57,567)    (105,738)
-------------------------------------------------------------------------------------
                             $(43,196)   $(36,428)             $ (57,567)   $(105,738)
=====================================================================================
Per limited partnership unit
(4,827,500 outstanding)        $ (.01)     $ (.01)                $ (.01)      $ (.02)
-------------------------------------------------------------------------------------


See accompanying notes to the financial statements.                            3

SENIOR INCOME FUND L.P.


-------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                                   2000          1999
-------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Loss                                                     $  (57,567)   $ (105,738)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Prepaid expenses                                                 --        50,754
    Accounts receivable                                              19           (19)
    Accounts payable and accrued expenses                        (1,941)      (15,485)
    Due to affiliates                                            (3,900)       11,000
                                                             ------------------------
Net cash used for operating activities                          (63,389)      (59,488)
-------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       (63,389)      (59,488)
Cash and cash equivalents, beginning of period                  839,125     1,060,585
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $  775,736    $1,001,097
=====================================================================================


See accompanying notes to the financial statements.                            4

SENIOR INCOME FUND L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1999 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999, cash flows for the six months ended June 30, 2000 and 1999 and the statement of changes in partners' capital for the six months ended June 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

In August 1997, the Partnership paid a cash distribution in the amount of $5.75 per Unit, representing proceeds from the sale of the first three properties and cash flow from operations for the second quarter of 1997. With the completion of the Ocean House sale, the Partnership made a special distribution of $1.11 per Unit, in November 1998, representing the net sales proceeds and a portion of the Partnership's cash reserves.

Although the Partnership's leasehold interest in Ocean House was sold, the ground lessor has still refused to release the Partnership from its contingent liability associated with the ground lease. The General Partner continues to pursue renewed discussions with the ground lessor to obtain a release from this contingent liability. Upon conclusion of these discussions, which are ongoing, the General Partner will make a decision as to when the Partnership will be terminated. In the event a release is not obtained, the General Partner will consider establishing an appropriate reserve and terminating the Partnership without the release. While the General Partner is attempting to wind up the affairs of the Partnership and terminate it during 2000, there can be no assurance as to the exact date of termination.

At June 30, 2000, the Partnership had cash and cash equivalents of $775,736 compared to $839,125 at December 31, 1999. The decrease is primarily due to the payment of general and administrative expenses by the Partnership.

Accounts payable and accrued expenses were $44,499 at June 30, 2000 compared to $46,440 at December 31, 1999. The change is primarily due to reduced expense accruals at June 30, 2000.

Results of Operations
---------------------

Partnership operations resulted in net loss of $57,567 for the six months ended June 30, 2000, compared to a $105,738 net loss for the six months ended June 30, 1999. The decrease is primarily a result of a reduction in general and administrative expenses due to the sale of the properties.

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


                             SENIOR INCOME FUND L.P.

                             BY:  SENIOR INCOME FUND INC.
                                  General Partner


Date:  August 14, 2000            BY:    /s/Rocco F. Andriola
                                         -----------------------
                                  Name:  Rocco F. Andriola
                                  Title: Director, President and
                                         Chief Financial Officer