Form 10-Q
period 2000-09-30
SENIOR INCOME FUND L P
filed 2000-11-14
CIK 805387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
    X          Quarterly Report Pursuant to Section 13 or 15(d) of
 --------             the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
                                               ------------------
    or
               Transition Report Pursuant to Section 13 or 15(d) of
 --------             the Securities Exchange Act of 1934

             For the Transition period from            to
                                            ----------    ----------


                         Commission File Number: 33-9921
                                                 -------


                             SENIOR INCOME FUND L.P.
                             -----------------------
              Exact Name of Registrant as Specified in its Charter


            Delaware                                      13-3392077
            --------                                      ----------
State or Other Jurisdiction of
Incorporation or Organization                 I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                      10285
--------------------------------------                      -----
Address of Principal Executive Offices                    Zip code


                                 (212) 526-3183
                                  -------------
               Registrant's Telephone Number, Including Area Code




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

SENIOR INCOME FUND L.P.


--------------------------------------------------------------------------------------
BALANCE SHEETS
                                                     At September 30,   At December 31,
                                                                2000              1999
                                                          (unaudited)         (audited)
--------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                 $  748,297        $  839,125
Accounts receivable - other                                       77                96
--------------------------------------------------------------------------------------
      Total Assets                                        $  748,374        $  839,221
======================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                   $   46,191        $   46,440
  Due to affiliates                                            1,050             4,600
                                                          ----------------------------
      Total Liabilities                                       47,241            51,040
                                                          ----------------------------
Partners' Capital:
  General Partner                                                 --                --
  Limited Partners (4,827,500 units outstanding)             701,133           788,181
                                                          ----------------------------
      Total Partners' Capital                                701,133           788,181
--------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital             $  748,374        $  839,221
======================================================================================


--------------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the nine months ended September 30, 2000
                                           General           Limited
                                           Partner          Partners             Total
--------------------------------------------------------------------------------------
Balance at December 31, 1999                $   --        $  788,181        $  788,181
Net Loss                                        --           (87,048)          (87,048)
--------------------------------------------------------------------------------------
Balance at September 30, 2000               $   --        $  701,133        $  701,133
======================================================================================



See accompanying notes to the financial statements.                            2

SENIOR INCOME FUND L.P.


--------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                      For the three months         For the nine months
                                        ended September 30,         ended September 30,
                                        2000          1999          2000          1999
--------------------------------------------------------------------------------------
Income
Interest and other income         $   12,487    $   12,694    $   37,380    $   37,433
                                  ----------------------------------------------------
      Total Income                    12,487        12,694        37,380        37,433
--------------------------------------------------------------------------------------
Expenses
General and administrative            41,968        12,699       124,428       143,176
                                  ----------------------------------------------------
      Total Expenses                  41,968        12,699       124,428       143,176
--------------------------------------------------------------------------------------
      Net Loss                    $  (29,481)   $       (5)   $  (87,048)   $ (105,743)
======================================================================================
Net Loss Allocated:
To the General Partner            $       --    $       --    $       --    $       --
To the Limited Partners              (29,481)           (5)      (87,048)     (105,743)
--------------------------------------------------------------------------------------
                                  $  (29,481)   $       (5)   $  (87,048)   $ (105,743)
======================================================================================
Per limited partnership unit
(4,827,500 outstanding)               $ (.01)       $ (.00)       $ (.02)       $ (.02)
--------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                                    2000          1999
--------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Loss                                                      $  (87,048)   $ (105,743)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Prepaid expenses                                                  --        50,754
    Accounts receivable                                               19           (96)
    Accounts payable and accrued expenses                           (249)      (15,337)
    Due to affiliates                                             (3,550)      (10,011)
                                                              ------------------------
Net cash used for operating activities                           (90,828)      (80,433)
--------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (90,828)      (80,433)
Cash and cash equivalents, beginning of period                   839,125     1,060,585
--------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $  748,297    $  980,152
======================================================================================


See accompanying notes to the financial statements.                            3

SENIOR INCOME FUND L.P.



NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1999 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999, cash flows for the nine months ended September 30, 2000 and 1999 and the statement of changes in partners' capital for the nine months ended September 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Although the Partnership's leasehold interest in Ocean House was sold, the ground lessor has not released the Partnership from its continuing contingent liability associated with the ground lease. The General Partner has renewed discussions with the ground lessor to obtain a release from this contingent liability. Upon conclusion of these discussions, the General Partner will make a decision as to when the Partnership will be terminated. In the event a release is not obtained, the General Partner will consider establishing an appropriate reserve and terminating the Partnership. Although it is the current intention of the General Partner to wind up and terminate the affairs of the Partnership before year-end 2000, a final decision has not yet been reached.

At September 30, 2000, the Partnership had cash and cash equivalents of $748,297 compared to $839,125 at December 31, 1999. The decrease is primarily due to the payment of general and administrative expenses by the Partnership.

Accounts payable and accrued expenses were $46,191 at September 30, 2000 compared to $46,440 at December 31, 1999. The change is primarily due to reduced expense accruals at September 30, 2000.

Results of Operations
---------------------

For the three and nine months ended September 30, 2000, the Partnership generated net losses of $(29,481) and $(87,048), compared to net losses of $(5) and $(105,743) for the corresponding period in 1999. The decrease in the net loss for the nine months is primarily a result of a reduction in general and administrative expenses. The increase in the net loss for the comparable three months is due to reversals of over-accruals in the prior year.

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


                                   SENIOR INCOME FUND L.P.


                                   BY:  SENIOR INCOME FUND INC.
                                        General Partner


Date:  November 14, 2000                BY:     /s/Rocco F. Andriola
                                                -------------------------------
                                        Name:   Rocco F. Andriola
                                        Title:  Director, President and
                                                Chief Financial Officer